Form 10-K/A
period 2020-12-31
JAWS Spitfire Acquisition Corp
filed 2021-05-12
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K as of and for the period ended December 31, 2020 (“Original Report”) includes the restatement of our previously issued financial statements and related disclosures (the “Restatement”). We are restating our financial statements and related disclosures as of December 31, 2020, and for the period from September 11, 2020 to December 31, 2020 (the “Restated Period”).

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management (“Management”) concluded that the Company’s previously issued financial statements and related disclosures as of December 31, 2020 and for the period from September 11, 2020 (inception) through December 31, 2020 should no longer be relied upon.

The Company has not amended its previously filed Current Report on Form 8-K for the period affected by the Restatement. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Upon reviewing the Public Statement and evaluating the terms of its warrant agreements, the Company determined that it had improperly classified its Public Warrants and Private Placement Warrants as shareholders’ equity. In accordance with Accounting Standards Codification (“ASC”) Subtopic 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”, the Company has concluded that its Public Warrants and Private Placement Warrants should be classified as a liability at fair value on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC Subtopic 825-10 "Financial Instruments", the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders' equity, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. As disclosed in Note 2 of the “Notes to the Financial Statements”, we are restating the Restated Period to correct misstatements associated with the Company’s classification of its Public Warrants and Private Placement Warrants on its balance sheet, in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”.

As disclosed in Item 9A, as of December 31, 2020, Management has determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses. Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to the existence of material weaknesses.

The change in accounting for the warrants and the related transaction costs did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Restated Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing.

The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, Part III, Item 10 has been amended to correct clerical errors in the composition of the committees of our board of directors, and Part III, Item 12 has been amended to correct clerical errors in the beneficial ownership table and the related footnotes.

Also, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

PART I

Item 1.	Business

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

We believe there are many potential targets within the space that are both attractive acquisition opportunities and positioned to deliver substantial value to shareholders. Over the past five years, over $200bn in private capital was raised in aggregate by over 1,000 companies in our target sectors. We estimate there to be a significant number of businesses with valuations appropriate for our company that reside in our target sectors, with valuations in excess of $1 billion. Such high growth technology companies are positioned in sub-sectors that have large total addressable markets (TAM) previously underserved by incumbents, which have allowed technologically advantaged companies to capture a significant portion of the TAM. Many traditional consumer businesses that have not previously fully embraced e-commerce are finding it difficult to compete, while tremendous value has been created by consumer technology companies over the last decade as they race to build the next generation of technology. Consumer technology businesses, or traditional businesses with a large technology component, simply have the benefit of lower customer acquisition and marketing costs, lower adoption hurdles and a better product fit.

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

Initial Business Combination

So long as our securities are listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the U.S. Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

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

We will be required to evaluate our internal control procedures for the period ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by us and, (i) in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to JAWS Spitfire Acquisition Corporation or its affiliates, without taking into account the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) of our Class A ordinary shares is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”), and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”). This may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. This material weakness resulted in a material misstatement of our warrant liabilities, transactions costs, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Restated Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The Public Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of JAWS Spitfire Acquisition Corporation to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of JAWS Spitfire Acquisition Corporation and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See “Restatement” above for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related SHAREholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information

Our units, shares of Class A ordinary shares and warrants are each traded on the NYSE under the symbol “SPFR.U”, “SPFR” and “SPFR WS” respectively. Our units commenced public trading on December 4, 2020. Our shares of Class A ordinary shares and warrants began separate trading on January 25, 2021.

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

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of $1,767,451, which consisted of general and administrative expenses of $183,573 and transaction costs allocated to warrant liabilities of $1,583,878.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. We have also expensed a portion of transaction costs which directly related to the Initial Public Offering and Private Placement and were previously recorded net of proceeds received within shareholders' equity. A portion of the transaction costs were allocated to the warrants and were expensed using a relative fair value approach.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

On December 7, 2020, we consummated our initial public offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 4,450,000 private placement warrants to our sponsor at a price of $2.00 per warrant, generating gross proceeds of $8,900,000. Following our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $19,126,250 in transaction costs, including $6,900,000 of underwriting fees (including an aggregate amount of $450,000 reimbursed by the underwriters for application towards our offering expenses), $12,075,000 of deferred underwriting fees and $151,250 of other offering costs in connection with the initial public offering and the sale of the private placement warrants.

For the period from September 11, 2020 (inception) through December 31, 2020, net cash used in operating activities was $782,400. Net loss of $1,767,451 was impacted by formation expenses paid by the Sponsor of $5,000, and transaction costs incurred attributed to the warrants of $1,583,878. Changes in operating assets and liabilities used $603,827 of cash from operating activities.

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

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the period year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 8,625,000 public warrants to investors in our initial public offering and issued 4,450,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company's valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Explanatory Note of this Amendment. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total shareholders’ equity, or cash flows.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. Additionally, the Company has expanded and improved and will continue to expand and improve our review process for complex securities and related accounting standards to remediate this material weakness. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Serena J. Williams has been serving on the board of directors of JAWS Spitfire Acquisition Corporation since December 2020. Ms. Williams has served on the Board of Directors of SVMK Inc. since May 2017. Ms. Williams began her career as a professional tennis player in 1995 and has won 23 career Grand Slam singles titles. Ms. Williams is also an activist, marketer, brand builder, and dedicated philanthropist. In 2008, Ms. Williams established the Serena Williams Fund, through which she focused on creating equity in education. To that end, Ms. Williams partnered with other corporations and organizations to build schools Kenya and Jamaica, donate classroom resources and provide college scholarships. In 2016, Ms. Williams joined forces with her sister, Venus, to establish The Williams Sisters Fund to fund joint philanthropic projects, beginning with the Yetunde Price Resource Center in Compton, CA, which ensures individuals affected by violence and trauma have access to the resources they need to help them heal physically, emotionally, and spiritually. Ms. Williams has also served as a Goodwill Ambassador with UNICEF since 2011.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Andy Appelbaum, Mark Vallely and Serena Williams are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Andy Appelbaum, Mark Vallely and Serena Williams serves as members of our audit committee. Our board of directors has determined that each of Andy Appelbaum, Mark Vallely and Serena Williams are independent under the NYSE listing standards and applicable SEC rules. Mark Vallely serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Andy Appelbaum and Mark Vallely qualify as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee are Andy Appelbaum, Mark Vallely and Serena Williams, and Andy Appelbaum serves as chairman of the nominating committee. Our board of directors has determined that each of Andy Appelbaum, Mark Vallely and Serena Williams are independent.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Spitfire Sponsor LLC (our sponsor) (2)	8,550,000	99.1%	—	—
Barry S. Sternlicht(2)	8,550,000	99.1%	—	—
Matthew Walters	—	—	—	—
Michael Racich	—	—	—	—
Andy Appelbaum	25,000	*	—	—
Mark Vallely	25,000	*	—	—
Serena J. Williams	25,000	*	—	—
All officers and directors as a group	8,625,000	100%	—	—
Empyrean Capital Overseas Master Fund, Ltd. (4)	—	—	1,806,388	5.2%
Marcho Partners LLP(5)	—	—	2,601,680	7.5%
Third Point LLC(6)	—	—	2,150,000	6.2%
Maverick Capital, Ltd.(7)	—	—	3,000,000	8.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139.

(2)	The Sponsor is the record holder of such shares. Barry S. Sternlicht is the managing member of our Sponsor and as such, has voting and investment discretion with respect to the securities held of record by the Sponsor.

(4)	Based solely on a Schedule 13G (the “Empyrean 13G”) filed jointly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”) and Amos Meron filed on January 11, 2021. The Empyrean 13G states that i) ECOMF, a Cayman Islands exempted company, beneficially owns 1,806,388 Class A ordinary shares; ii) ECP, a Delaware limited partnership, beneficially owns 1,806,388 Class A ordinary shares; and iii) Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, beneficially owns 1,806,388 Class A ordinary shares. This business address of each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(5)	Based solely on a Schedule 13G (the “Marcho UK 13G”) filed jointly by Marcho Partners LLP (“Marcho UK”) and Carl Anderson filed on February 12, 2021. The Marcho UK 13G states that i) Marcho UK, beneficially owns 2,601,680 Class A ordinary shares; and ii) Carl Anderson, Chief Investment Officer of Marcho UK, beneficially owns 2,601,680 Class A ordinary shares. the business address of each is Berkeley Square House, Berkeley Square, Mayfair, London W1J 6BE, United Kingdom.

(6)	Based solely on a Schedule 13G (the “Third Point 13G”) filed jointly by Third Point LLC (“Third Point”) and Daniel S. Loeb filed on February 12, 2021. The Third Point 13G states that i) Third Point, a Delaware limited liability company, which serves as investment manager or adviser to a variety of hedge funds and managed accounts (all such funds and accounts, collectively, the “Third Point Funds”), with respect to shares of Ordinary Shares directly owned by the Third Point Funds and; and ii) Daniel S. Loeb, who is the Chief Executive Officer of the Management Company and controls its business activities, with respect to Class A ordinary shares indirectly beneficially owned by Mr. Loeb by virtue of such position. The business address of each is 55 Hudson Yards, New York, New York 10001.

(7)	Based solely on a Schedule 13G (the “Maverick 13G”) filed jointly by Maverick Capital, Ltd. (“Maverick Capital”), Maverick Capital Management, LLC (“Maverick Capital Management”), Lee S. Ainslie III, and Andrew H. Warford filed on February 16, 2021. The Maverick 13G states that i) Maverick Capital, a Texas limited partnership, is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the Class A Ordinary Shares which are the subject of this filing through the investment discretion it exercises over its clients’ accounts; ii) Maverick Capital Management, a Texas limited liability company, is the General Partner of Maverick Capital; iii) Lee S. Ainslie III is the manager of Maverick Capital Management, LLC; and iv) Andrew H. Warford serves as the Chairman of the Stock Committee of Maverick Capital, Ltd. This business address of Maverick Capital and Maverick Capital Management is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201. The business address of Lee S. Ainslie III and Andrew H. Warford is 767 Fifth Avenue, 11th Floor, New York, New York 10153.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

4.2	Description of Registrant's Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein(1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)

10.5	Administrative Services Agreement Between the Company and the Sponsor(1)

10.6	Form of Indemnity Agreement(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* **	Previously filed. Filed herewith.
***	Furnished herewith.

(1) Incorporated by reference to the registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2020.

(2) Incorporated by reference to the registrant's Form S-1, filed with the SEC on November 27, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2021

JAWS SPITFIRE ACQUISITION CORPORATION

/s/ Barry S. Sternlicht
Name:	Barry S. Sternlicht
Title:	Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman of the Board of Directors	May 12, 2021
Barry S. Sternlicht

/s/ Matthew Walters	Chief Executive Officer and Director	May 12, 2021
Matthew Walters	(Principal Executive Officer)

/s/ Michael Racich	Chief Financial Officer	May 12, 2021
Michael Racich	(Principal Financial and Accounting Officer)

/s/ Andy Appelbaum	Director	May 12, 2021
Andy Appelbaum

/s/ Mark Vallely	Director	May 12, 2021
Mark Vallely

/s/ Serena J. Williams	Director	May 12, 2021
Serena J. Williams

JAWS SPITFIRE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

JAWS Spitfire Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JAWS Spitfire Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 12, 2021

JAWS SPITFIRE ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020

ASSETS	As Restated
Current assets
Cash	$1,667,600
Prepaid expenses	727,217
Total Current Assets	2,394,817

Cash held in Trust Account	345,000,000
TOTAL ASSETS	$347,394,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$96,590
Accrued offering costs	340,282
Promissory note- related party	267,768
Total Current Liabilities	704,640
Warrant liabilities	43,147,500
Deferred underwriting fee payable	12,075,000
Total Liabilities	55,927,140

Commitments and Contingencies

Ordinary shares subject to possible redemption, 28,646,767 shares at $10.00 per share	286,467,670

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,853,233 shares issued and outstanding (excluding 28,646,767 shares subject to possible redemption)	585
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	6,766,010
Accumulated deficit	(1,767,451)
Total Shareholders’ Equity	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,394,817

The accompanying notes are an integral part of these financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated
Formation and operating costs	$183,573
Transaction costs allocated to warrant liabilities	1,583,878
Loss from operations	1,767,451

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,758,028
Basic and diluted net loss per share, Class B	$(0.23)

The accompanying notes are an integral part of these financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of Class A shares in initial public offering, less fair value of public warrants, net of offering costs	34,500,000	3,450	—	—	298,991,678	—	298,995,128

Excess of fair value of private placement warrants over cash received	—	—	—	—	(5,785,000)	—	(5,785,000)

Class A ordinary shares subject to possible redemption	(28,646,767)	(2,865)	—	—	(286,464,805)	—	(286,467,670)

Net loss	—	—	—	—	—	(1,767,451)	(1,767,451)
Balance — December 31, 2020	5,853,233	$585	8,625,000	$863	$6,766,010	$(1,767,451)	$5,000,007

The accompanying notes are an integral part of these financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:	As Restated
Net loss	$(1,767,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Transaction costs	1,583,878
Changes in operating assets and liabilities:
Prepaid expenses	(700,417)
Accrued expenses	96,590
Net cash used in operating activities	(782,400)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,550,000
Proceeds from sale of Private Placement Warrants	8,900,000
Net cash provided by financing activities	347,450,000

Net Change in Cash	1,667,600
Cash – Beginning	—
Cash – Ending	$1,667,600

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$286,646,240
Change in value of Class A ordinary shares subject to possible redemption	$(178,570)
Deferred underwriting fee payable	$12,075,000
Initial classification of warrant liabilities	$43,147,500
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000
Payment of offering costs through promissory note – related party	$240,968
Payment of prepaid expenses through promissory note – related party	$26,800
Offering costs included in accrued offering costs	$340,282

The accompanying notes are an integral part of these financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had cash of $1,667,600 held outside of the Trust Account. The Company incurred a net loss for the period from September 11, 2020 to December 31, 2020 of $1,767,451 and cash used in operating activities of $782,400. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business through the consummation of a business combination. However, if the Company’s estimate of future costs are less than the actual amount necessary, the Company may have insufficient funds available to operate prior to the business combination. Moreover, the Company may need to obtain additional financing either to complete the initial business combination or because it becomes obligated to redeem a significant number of public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with the Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,450,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to Spitfire Sponsor LLC (the “Sponsor”), generating gross proceeds of $8,900,000, which is described in Note 5.

Offering costs amounted to $19,126,250, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $151,250 of other offering costs, net of $450,000 reimbursed from the underwriters.

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus related to the Initial Public Offering. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT

On April 12, 2021 the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”). The Audit Committee of the Board of Directors of the Company, in consultation with management of the Company concluded that the Company’s previously issued financial statements and related disclosures as of December 31, 2020 and for the period from September 11, 2020 to December 31, 2020 should no longer be relied upon.

Upon reviewing the SEC’s public statement and evaluating the terms of its warrant agreements, the Company determined that it had improperly classified its Public Warrants and Private Placement Warrants as shareholders’ equity. In accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”, the Company has concluded that its Public Warrants and Private Placement Warrants should be classified as a liability at fair value on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. Further discussion on the related terms and analysis resulting in this conclusion can be found in Note 3.

The Company is restating the financial statements and related disclosures as of December 31, 2020, and for the period from September 11, 2020 to December 31, 2020, to correct misstatements associated with the Company’s classification of its Public Warrants and Private Placement Warrants on its balance sheet, in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Description of Restatement Tables

See below for a reconciliation from the previously reported to the restated amounts as of December 31, 2020, and for the period from September 11, 2020 to December 31, 2020. The previously reported amounts were derived from the Company's Annual Report on Form 10-K as of December 31, 2020, and for the period from September 11, 2020 to December 31, 2020 filed on March 30, 2021. These amounts are labeled as “As Previously Reported” in the table below. The amounts labeled “Adjustment” represent the effects of this Restatement due to the change in classification of the Public Warrants and Private Placement Warrants from shareholders’ equity to liability on the balance sheet.

The correction of this misstatement in the statement of operations related to the expensing of allocated transaction costs resulted in an expense to the company’s statement of operations of $1,583,878 for the period from September 11, 2020 to December 31, 2020. There was no impact to net cash used in operating, investing, and financing activities for the the period from September 11, 2020 to December 31, 2020 as a result of this Restatement.

The following presents a reconciliation of the balance sheet, statement of cash flows, and statement of operations from the prior period as previously reported to the restated amounts as of December 31, 2020. The statement of shareholders’ equity for the period from September 11, 2020 to December 31, 2020 has been restated respectively, for the restatement impact to net income (loss) and ordinary shares subject to possible redemption:

Balance sheet as of December 7, 2020	As Previously Reported		Adjustments	As Restated
Warrant liabilities	$		$43,147,500	$43,147,500
Total liabilities		12,683,050	43,147,500	55,830,550
Ordinary shares subject to possible redemption		329,793,740	(43,147,500)	286,466,240
Class A ordinary shares		152	432	584
Accumulated deficit		(5,000)	(1,583,878)	(1,588,878)
Additional paid-in-capital		5,003,995	1,583,447	6,587,441
Total Shareholder's Equity		5,000,010	-	5,000,010
Balance sheet as of December 31, 2020
Warrant liabilities	$		$43,147,500	$43,147,500
Total liabilities		12,779,640	43,147,500	55,927,140
Ordinary shares subject to possible redemption		329,615,170	(43,147,500)	286,467,670
Class A ordinary shares		154	431	585
Accumulated deficit		(183,573)	(1,583,878)	(1,767,451)
Additional paid-in-capital		5,182,563	1,583,447	6,766,010
Total Shareholder's Equity		5,000,007	-	5,000,007
Net loss from September 11, 2020 to December 31, 2020
Transaction costs allocated to warrant liabilities		$-	$1,583,878	$1,583,878
Net loss		(183,573)	(1,583,878)	(1,767,451)
Basic and diluted net loss per share, Class B		(0.02)	(0.21)	(0.23)
Cash flow from September 11, 2020 to December 31, 2020
Transaction costs allocated to warrant liabilities		$-	$1,583,878	$1,583,878
Net loss		(183,573)	(1,583,878)	(1,767,451)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 28,646,767 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ equity. On December 31, 2020, offering costs totaled $19,126,250 consisting of $6,900,000 of underwriting fees (including an aggregate amount of $450,000 reimbursed by the underwriters for application towards our offering expenses), $12,075,000 of deferred underwriting fees and $601,250 of other offering costs, of which $1,583,878 was charged to expense and $17,542,372 was charged to shareholders’ equity.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from September 11, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$—
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,767,451)
Non-Redeemable Net Loss	$--
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	7,758,028
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.23)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liabilities

As disclosed in Note 4, pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”), equating to 8,625,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). Simultaneously with the closing of its initial public offering, the Company consummated the sale of 4,450,000 warrants (“Private Placement Warrant”) at a price of $2.00 per warrant in a private placement to Jaws Sponsor LLC. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 9).

The Company evaluated the Public and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the Initial Public Offering, the Company recorded these warrants as liabilities on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 "Financial Instruments", the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders' equity, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Fair Value of Financial Instruments

The fair value of the Company’s warrant liabilities does not approximate their carrying amount, and as such, the warrant liabilities are recorded at fair value on the Company’s balance sheet. The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,450,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,853,233 Class A ordinary shares issued and outstanding, excluding 28,646,767 Class A ordinary shares subject to possible redemption.

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9 —  WARRANT LIABILITIES

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In the event that a tender or exchange offer is made to and accepted by holder of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants whereas only certain of the holders of the underlying shares of common stock would be entitled to cash. If the maker of the offer owns beneficially more than 50% of the issued and outstanding Class A shares following the offer, then the warrant holders may receive the highest amount of cash/securities/assets than each holder would have been entitled to as a shareholder if the holder exercised the warrant prior to the offer.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

US Treasury Securities: The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $345,000,000 in mutual funds which trade in U.S. Treasury securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

Warrant Liabilities: The Company classifies its Public and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of December 31, 2020.

The fair value of warrant liabilities at December 31, 2020 is as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrant liabilities	$-	$-	$28,462,500	$28,462,500
Private Placement Warrant Liabilities	$-	$-	$14,685,000	$14,685,000

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements:

	As of December 7, 2020 (Initial Measurement)	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Term (years)	5.0	5.0
Volatility	82.8%	82.9%
Risk free interest rate	0.46%	0.42%
Dividend yield	0.0%	0.0%
Public and private warrant price	$3.30	$3.30

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table provides a roll-forward of the fair value of the Company’s warrant liability, for which fair value was determined using Level 3 inputs:

Warrant liabilities
Fair value at December 7, 2020	$43,147,500
Change in fair value	--
Fair value at December 31, 2020	$43,147,500

Transfers between levels within the fair value hierarchy are recognized at the end of the reporting period. There were no transfers to/from Level 1, 2 and 3 for the period from September 11, 2020 (inception) through December 31, 2020.

NOTE 11 — SUBSEQUENT EVENTS

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