Form 10-Q
period 2021-03-31
JAWS Spitfire Acquisition Corp
filed 2021-05-24
CIK 1825079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS SPITFIRE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

JAWS SPITFIRE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,265,715	$1,667,600
Prepaid expenses	526,850	727,217
Total Current Assets	1,792,565	2,394,817

Marketable securities held in Trust Account	345,004,700	345,000,000
TOTAL ASSETS	$346,797,265	$347,394,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,213,702	$96,590
Accrued offering costs	330,000	340,282
Promissory note — related party	-	267,768
Total Current Liabilities	1,543,702	704,640
Warrant liabilities	25,627,000	43,147,500
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	39,245,702	55,927,140

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 30,255,156 and 28,646,767 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	302,551,560	286,467,670

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,244,844 and 5,853,233 shares issued and outstanding (excluding 30,255,156 and 28,646,767 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	424	585
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	(9,317,719)	6,766,010
Accumulated deficit	14,316,435	(1,767,451)
Total Shareholders’ Equity	5,000,003	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346,797,265	$347,394,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$1,441,314
Loss from operations	(1,441,314)

Other income:
Change in fair value of warrant liabilities	17,520,500
Interest earned on marketable securities held in Trust Account	4,700
Net Income	$16,083,886

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000
Basic and diluted net income per share, Class B	$(1.86)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	5,853,233	$585	8,625,000	$863	$6,766,010	$(1,767,451)	$5,000,007

Change in value of Class A ordinary shares subject to possible redemption	(1,608,389)	(161)	—	—	(16,083,729)	—	(16,083,890)

Net income	—	—	—	—	—	16,083,886	16,083,886
Balance — March 31, 2021	4,244,844	$424	8,625,000	$863	$(9,317,719)	$14,316,435	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$16,083,886
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(17,520,500)
Interest earned on marketable securities held in Trust Account	(4,700)
Changes in operating assets and liabilities:
Prepaid expenses	200,367
Accrued expenses	1,117,112
Accrued offering costs	(10,282)
Net cash used in operating activities	(134,117)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(267,768)
Net cash provided by financing activities	(267,768)

Net Change in Cash	(401,885)
Cash – Beginning of period	1,667,600
Cash – End of period	$1,265,715

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$286,646,240
Change in value of Class A ordinary shares subject to possible redemption	$15,905,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

As of March 31, 2021, the Company had cash of $1,265,715 held outside of the Trust Account. The Company incurred net income for the three months ended March 31, 2021 of $16,083,886 and cash used in operating activities of $134,117. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business through the consummation of a business combination. However, if the Company’s estimate of future costs are less than the actual amount necessary, the Company may have insufficient funds available to operate prior to the business combination. Moreover, the Company may need to obtain additional financing either to complete the initial business combination or because it becomes obligated to redeem a significant number of public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with the Business Combination.

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

MARCH 31, 2021

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

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s most recent amended Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability.

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

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on Interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, there are 30,255,156

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense in the prior year.

Warrant Liabilities

As disclosed in Note 3, pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”), equating to 8,625,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Simultaneously with the closing of its initial public offering, the Company consummated the sale of 4,450,000 warrants (“Private Placement Warrant”) at a price of $2.00 per warrant in a private placement to Jaws Sponsor LLC. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 8).

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 13,075,000 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$4,700
Net Earnings	$4,700
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$16,083,886
Redeemable Net Earnings	(4,700)
Non-Redeemable Net Income	$16,079,186
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	8,625,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$1.86

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the "ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,450,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000, in a private placement that will occur simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,450,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020, through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

On September 14, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of March 31, 2021 and December 31, 2020 there were $0 and $267,768 under the Promissory Note, respectively, which was repaid in full during the three months ended March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Business Combination Agreement

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,244,844 and 5,853,233 Class A ordinary shares issued and outstanding, excluding 30,255,156 and 28,646,767 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

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

MARCH 31, 2021

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

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $345,004,700 and $345,000,000 in mutual funds which trade in U.S. Treasury securities. During the period ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

Warrant Liabilities: The Company classifies its Public and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants utilized Level 1 inputs as they are traded on an active market. The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of March 31, 2021.

As of both March 31, 2021 and December 31, 2020 there were 8,625,000 Public Warrants and 4,450,000 Private Placement Warrants outstanding. The fair value of warrant liabilities at March 31, 2021 is as follows:

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$16,905,000	$—	$—	$16,905,000
Private Placement Warrants	$—	$—	$8,722,000	$8,722,000

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrant liabilities	$-	$-	$28,462,500	$28,462,500
Private Placement Warrant Liabilities	$-	$-	$14,685,000	$14,685,000

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements:

	As of March 31, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price	$10.25	$10.00
Term (years)	5.17	5.0
Volatility	26.6%	82.9%
Risk free interest rate	0.96%	0.42%
Dividend yield	0.0%	0.0%
Public and private warrant price	$1.96	$3.30

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.

JAWS SPITFIRE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table provides a roll-forward of the fair value of the Company’s Public and Private Placement Warrant liabilities, for which the fair value was determined using Level 1 and 3 inputs, respectively:

Warrant Liabilities
Fair value at December 31, 2020	$43,147,500
Change in fair value of warrant liabilities	(17,520,500)
Fair value at March 31, 2021	$25,627,000

The change in fair value of $17,520,500 was recorded during the three months ended March 31, 2021 and is included in the change in fair value of warrant liabilities caption within the accompanying statement of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity from September 11, 2020 (inception) through March 31, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $16,083,886, which consisted of general and administrative expenses of $1,441,314 and a decrease in the fair value of warrant liabilities of $17,520,500.

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

For the three months ended March 31, 2021, net cash used in operating activities was $134,117. Net income of $16,083,886 was impacted by a decrease in the fair value of warrant liabilities of $17,520,500 and interest earned on marketable securities held in the Trust Account of $4,700 Changes in operating assets and liabilities provided $1,307,197 of cash from operating activities.

As of March 31, 2021, we had investments held in the Trust Account of $345,004,700.

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

At March 31, 2021, we had cash of $1,265,715 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Related Party Transactions

Class B Ordinary Shares

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,450,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Related Party Loans

The sponsor had agreed to loan us up to $300,000 (the “Promissory Note”) to be used for the payment of costs related to the Initial Public Offering. The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. JAWS Spitfire had borrowed $267,768 under the Promissory Note, which was fully repaid upon the closing of the Initial Public Offering on December 7, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2021, we incurred and paid $30,000 in fees for these services.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on December 2, 2020, the holders of the Class B ordinary shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriting Fees

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $6,900,000, net of the $450,000 reimbursed by the underwriters to us for expenses incurred in connection with the Initial Public Offering. The underwriter is entitled to a deferred fee of $0.35 per unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

We issued 8,625,000 public warrants to investors in our initial public offering and issued 4,450,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company's valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the private placement warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of March 31, 2021. The public warrants used Level 1 inputs as they were actively traded as of March 31, 2021.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the "ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

On April 12, 2021, the staff at the SEC issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our Private Placement Warrants and Public Warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333-250151), filed in connection with the Company’s initial public offering, declared effective by the SEC on December 2, 2020).

After considering the SEC Statement, we concluded that there were misstatements in the financial statements and related disclosures as of and for the year ended December 31, 2020. Based on the guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

On May 12, 2021, we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Notes to Condensed Financial Statements. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total shareholders’ equity, or cash flows.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

JAWS SPITFIRE ACQUISITION CORPORATION

Date: May 24, 2021		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)