Form 10-Q
period 2021-09-30
Velo3D, Inc.
filed 2021-11-16
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:        001-39757
______________________________
Velo3D, Inc.
______________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
511 Division Street, Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)
(408) 610-3915
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VLD	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	VLD WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of November 12, 2021, the registrant had 183,163,826  shares of common stock, $0.0001 per share outstanding.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	5
	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	5
	Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	10
	Notes to Condensed Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	63

Part II. Other Information

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	98
Item 6.	Exhibits	99
Signatures		100

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:
“Business Combination Agreement” means that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire, Merger Sub and Legacy Velo3D, as amended by Amendment #1 to Business Combination Agreement dated as of July 20, 2021.
“Common Stock” means the shares of common stock, par value $0.00001 per share, of the Company.
“Closing” means the closing of the Merger.
“Closing Date” means September 29, 2021.
“Domestication” means the domestication contemplated by the Business Combination Agreement, whereby JAWS Spitfire effected a deregistration and a transfer by way of continuation from the Cayman Islands to the State of Delaware, pursuant to which JAWS Spitfire’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware.
“Earnout Shares” means up to 21,758,148 shares of our common stock issuable pursuant to the Business Combination Agreement to certain Legacy Velo3D equity holders upon the achievement of certain vesting conditions.
“Founder Shares” means the 8,625,000 shares of our common stock issued to the Sponsor and the other Initial Stockholders in connection with the automatic conversion of the Class B ordinary shares in connection with the Closing.
“Initial Stockholders” means the Sponsor together with Andy Appelbaum, Mark Vallely and Serena J. Williams.
“IPO” means the Company’s initial public offering, consummated on December 7, 2020, of 34,500,000 units (including 4,500,000 units that were issued to the underwriters in connection with the exercise in full of their over-allotment option) at $10.00 per unit.
"JAWS Spitfire” refers to JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company, prior to the Closing.
“Legacy Velo3D” means Velo3D, Inc., a Delaware corporation (n/k/a Velo3D US, Inc.), prior to the Closing.
“Legacy Velo3D equity holder” means certain former stockholders and equity award holders of Legacy Velo3D.
“Merger” and “Reverse Recapitalization” mean the merger contemplated by the Business Combination Agreement, whereby Merger Sub merged with and into Legacy Velo3D, with Legacy Velo3D surviving the merger as a wholly-owned subsidiary of the Company on the Closing Date.
“Merger Sub” means Spitfire Merger Sub, Inc., a Delaware corporation.
“PIPE Financing” means the private placement pursuant to which the PIPE Investors collectively subscribed for 15,500,000 shares of our common stock at $10.00 per share, for an aggregate purchase price of $155,000,000, on the Closing.
“PIPE Investors” means certain institutional investors that invested in the PIPE Financing.

“private placement warrants” means the 4,450,000 warrants originally issued to the Sponsor in a private placement in connection with our IPO.
“public warrants” means the 8,625,000 warrants included in the units issued in our IPO.
“Sponsor” means Spitfire Sponsor LLC, a Delaware limited liability company.
“Velo3D” refer to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company), and its consolidated subsidiary following the Closing.
In addition, unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to the “Company,” “we,” “us,” “our,” and similar terms refer to Legacy Velo3D prior to the Merger and to Velo3D and its consolidated subsidiary after giving effect to the Merger.

PART I. FINANCIAL INFORMATION
Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the Merger. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•our projected financial information, growth rate and market opportunity;
•the ability to maintain the listing of our common stock and the public warrants on the NYSE, and the potential liquidity and trading of such securities;
•the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;
•costs related to the Merger;
•changes in applicable laws or regulations;
•the inability to develop and maintain effective internal control over financial reporting;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•regulatory developments in the United States and foreign countries;
•the impact of laws and regulations;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•the effect of COVID-19 on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Financial Statements
Velo3D, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$296,826	$15,517
Accounts receivable, net	6,558	1,232
Inventories	15,220	7,309
Contract assets	1,510	3,033
Prepaid expenses and other current assets	9,069	807
Total current assets	329,183	27,898
Property and equipment, net	5,001	1,006
Equipment on lease, net	7,748	2,855
Other assets	5,858	932
Total assets	$347,790	$32,691
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$33,343	$1,226
Accrued expenses and other current liabilities	6,552	2,512
Debt – current portion	13,731	3,687
Contract liabilities	17,116	4,702
Total current liabilities	70,742	12,127
Long-term debt – less current portion	14,322	4,316
Contingent earnout liabilities (Note 16)	118,749	—
Warrant liabilities (Note 16)	20,136	181
Other noncurrent liabilities	1,673	184
Total liabilities	225,622	16,808
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock, $0.00001 par value, 10,000,000 and 125,419,265 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 117,734,383 shares issued as of September 30, 2021 and December 31, 2020, respectively, 0 and 117,734,383 shares outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $0 and $133,762 as of September 30, 2021 and December 31, 2020, respectively	—	123,704
Stockholders’ equity (deficit):
Common stock, $0.00001 par value – 500,000,000 and 216,000,000 shares authorized at September 30, 2021 and December 31, 2020, 183,163,826 and 16,003,558 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	337,605	14,954
Accumulated deficit	(215,439)	(122,776)
Total stockholders’ equity (deficit)	122,168	(107,821)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$347,790	$32,691

The accompanying notes are an integral part of these condensed financial statements.

Velo3D, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Revenue
3D Printer	$7,281	$1,738	$13,594	$11,038
Recurring payment	596	146	1,231	146
Support services	834	389	2,204	1,049
Total Revenue	8,711	2,273	17,029	12,233
Cost of revenue
3D Printer	5,692	1,142	10,174	6,852
Recurring payment	418	102	862	102
Support services	1,127	541	2,725	1,286
Total cost of revenue	7,237	1,785	13,761	8,240
Gross profit	1,474	488	3,268	3,993
Operating expenses
Research and development	7,987	4,043	19,081	10,917
Selling and marketing	3,346	1,526	7,706	4,401
General and administrative	5,158	1,941	15,162	6,069
Total operating expenses	16,491	7,510	41,949	21,387
Loss from operations	(15,017)	(7,022)	(38,681)	(17,394)
Interest expense	(986)	(48)	(1,630)	(200)
Loss on the convertible note modification	(50,577)	—	(50,577)	—
Gain/(loss) on fair value of warrants	(1,892)	(2)	(3,633)	5
Gain on fair value of contingent earnout liabilities	2,014	—	2,014	—
Other income (expense), net	(120)	(35)	(156)	(2)
Loss before provision for income taxes	(66,578)	(7,107)	(92,663)	(17,591)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(66,578)	$(7,107)	$(92,663)	$(17,591)
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(0.44)	$(5.34)	$(1.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	19,793,863	15,994,154	17,348,557	15,503,475
The accompanying notes are an integral part of these condensed financial statements.

Velo3D, Inc.
Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	103,201,832	$118,374	15,972,659	$1	$14,234	$(111,452)	$(97,217)
Issuance of common stock upon exercise of stock options	—	—	30,900	—	14	—	14
Stock-based compensation	—	—	—	—	466	—	466
Net loss	—	—	—	—	—	(7,107)	(7,107)
Balance as of September 30, 2020	103,201,832	$118,374	16,003,559	$1	$14,714	$(118,559)	$(103,844)

Balance as of June 30, 2021	117,734,383	$123,704	16,168,582	$1	$16,446	$(148,861)	$(132,414)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	278,271
Issuance of common stock upon exercise of stock options	—	—	35,420	—	30	—	30
Issuance of common stock warrants in connection with financing	—	—	—	—	182	—	182
Stock-based compensation	—	—	—	—	676	—	676
Net loss	—	—	—	—	—	(66,578)	$(66,578)
Balance as of September 30, 2021	—	$—	183,163,826	$2	$337,605	$(215,439)	$122,168

The accompanying notes are an integral part of these condensed financial statements.

Velo3D, Inc.
Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity Deficit
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	27,967,896	$101,858	14,721,524	$1	$13,195	$(114,019)	$(100,823)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	75,660,962	28,278	—	—	—	—	—
Exchange of convertible notes and accrued interest for Series D redeemable convertible preferred stock	4,029,222	1,512	—	—	—	—	—
Extinguishment of redeemable convertible preferred stock	(4,456,248)	(13,274)	1,210,513	—	223	13,051	13,274
Issuance of common stock upon exercise of stock options	—	—	71,522	—	53	—	53
Stock-based compensation	—	—	—	—	1,243	—	1,243
Net loss	—	—	—	—	—	(17,591)	(17,591)
Balance as of September 30, 2020	103,201,832	$118,374	16,003,559	$1	$14,714	$(118,559)	$(103,844)

Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	$(122,776)	$(107,821)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	$—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	$—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	$180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	$3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	$(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	$(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	$278,271
Issuance of common stock upon exercise of stock options	—	—	200,444	—	313	—	$313

Issuance of common stock warrants in connection with financing	—	—	—	—	316	—	$316
Stock-based compensation	—	—	—	—	1,751	—	$1,751
Net loss	—	—	—	—	—	(92,663)	$(92,663)
Balance as of September 30, 2021	—	$—	183,163,826	$2	$337,605	$(215,439)	$122,168

The accompanying notes are an integral part of these condensed financial statements.

Velo3D, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net loss	$(92,663)	$(17,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,276	851
Stock-based compensation	1,751	1,243
Loss on the convertible note modification	50,577	—
Gain/(loss) on fair value of warrants	3,633	(5)
Gain on fair value of contingent earnout liabilities	(2,014)	—
Changes in assets and liabilities
Accounts receivable	(5,326)	(790)
Inventories	(3,022)	(1,383)
Contract assets	1,523	(133)
Prepaid expenses and other assets	(4,174)	491
Accounts payable	(252)	(624)
Accrued expenses and other liabilities	3,400	(1,239)
Contract liabilities	12,414	(669)
Other noncurrent liabilities	1,611	(46)
Net cash used in operating activities	(31,266)	(19,895)
Cash flows from investing activities
Purchase of property and equipment	(1,534)	(225)
Production of equipment for lease to customers	(6,919)	(2,954)
Net cash used in investing activities	(8,453)	(3,179)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	28,278
Proceeds from Merger	143,183	—
Proceeds from PIPE financing	155,000	—
Proceeds from loan refinance	19,339	—
Repayment of term loan	(4,997)
Repayment of property and equipment loan	(833)	—
Proceeds from term loan revolver facility	3,000	—
Proceeds from equipment loans	5,419	1,550
Repayment of equipment loans	(1,878)	(370)
Proceeds from convertible notes	5,000	5,415
Issuance of common stock upon exercise of stock options	313	53
Net cash provided by financing activities	323,546	34,926
Net change in cash and cash equivalents	283,827	11,852
Cash and cash equivalents and restricted cash at beginning of period	15,517	9,815
Cash and cash equivalents and restricted cash at end of period	$299,344	$21,667
Supplemental disclosure of cash flow information
Cash paid for interest	$857	$187
Supplemental disclosure of non-cash information
Extinguishment of redeemable convertible preferred stock	$—	$13,274
Conversion of warrants into redeemable convertible preferred stock, net settlement	$899	$—

Conversion of convertible notes to Series D redeemable convertible preferred stock	$5,000	$1,512
Conversion of redeemable convertible preferred stock into common stock	$180,180	$—
Conversion of warrants into common stock, net settlement	$3,635	$—
Reclassification of warrants liability upon the reverse recapitalization	$21,051	$—
Reclassification of contingent earnout liability upon the reverse recapitalization	$120,763	$—
Issuance of common stock warrants in connection with financing	$316	$—
Unpaid liabilities related to property and equipment	$3,231	$103
Unpaid merger transactional costs	$19,913	$—
The accompanying notes are an integral part of these condensed financial statements.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
Velo3D, Inc., a Delaware corporation (“Velo3D” ), formerly known as JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), produces metal additive three dimensional printers (“3D Printers”) which enable the production of components for space rockets, jet engines, fuel delivery systems and other high value metal parts, which it sells or leases to customers for use in their businesses. The Company also provides support services (“Support Services”) for an incremental fee. Velo3D’s subsidiary, Velo3D US, Inc., formerly known as Velo3D, Inc. (“Legacy Velo3D”), was founded in June 2014 as a Delaware corporation headquartered in Campbell, California. The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger (as defined below); and (ii) Velo3D and its consolidated subsidiary following the consummation of the Merger.
On September 29, 2021 (the “Closing Date” or the “Reverse Recapitalization Date”), JAWS Spitfire completed the previously announced merger with Legacy Velo3D, with Legacy Velo3D surviving as a wholly-owned subsidiary of JAWS Spitfire (the “Merger” or the “Reverse Recapitalization”). In connection with the Merger, JAWS Spitfire was renamed “Velo3D, Inc.”, and Legacy Velo3D was renamed “Velo3D US, Inc.”
Please refer to Note 3, Reverse Recapitalization, for further details of the Merger.
Accordingly, all historical financial information presented in the unaudited condensed financial statements of Velo3D represents the accounts of Legacy Velo3D. The shares and Net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “Common Stock”). All fractional shares were rounded.
Basis of Presentation
The condensed financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and the related notes included in our prospectus filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the SEC on October 28, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements of the Company. These condensed financial statements have been prepared on the same basis as its annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year.
Financial Condition and Liquidity and Capital Resources
The accompanying financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. On September 29, 2021, the Company consummated the Merger, which resulted in the Company receiving approximately $278.3 million in total net proceeds, including $155.0 million from the PIPE Financing (as defined in Note 3,

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Reverse Recapitalization). Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2021, the Company had an accumulated deficit of $215.4 million.
As of November 16, 2021, the issuance date of the accompanying financial statements, the Company believes that the cash and cash equivalents on hand and cash the Company obtained from the Merger and the PIPE Financing, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months.
2. Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited condensed financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.
Use of Estimates
The preparation of the unaudited accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, standalone selling price for performance obligations in contracts with customers, the valuation of redeemable convertible preferred stock warrants and common stock warrants, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of contingent earnout liabilities, inventory reserves, and the valuation of deferred income tax assets and uncertain tax positions.
These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from these estimates and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s financial instruments that potentially expose the Company to concentration of credit risk consist mainly of cash and cash equivalents and accounts receivable, net. The Company maintains its cash and cash equivalents in domestic cash accounts with large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Total Revenue		Accounts Receivable, Net
	Three months ended September 30,		Nine months ended September 30,		September 30	December 31
	2021	2020	2021	2020	2021	2020
	(as a percentage)		(as a percentage)		(as a percentage)
Customer 1	53.9%	10.0%	31.4%	<10%	<10%	<10%
Customer 2	17.2%	—%	<10%	—%	<10%	—%
Customer 3	15.1%	—%	16.6%	—%	<10%	—%
Customer 4	<10%	17.7%	11.5%	58.5%	55%	85.6%
Customer 5	<10%	<10%	10.8%	13.3%	<10%	—%
Customer 6	<10%	<10%	<10%	13.1%	—%	<10%
Customer 7	<10%	<10%	<10%	10.8%	<10%	<10%
Customer 8	<10%	<10%	<10%	<10%	17.4%	—%
The Company relies on four key suppliers for products and services. While alternative providers could be identified, the Company is subject to supply and pricing risks.
Impact of COVID-19
The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, and vendors with which it operates. The impact of COVID-19 on the Company’s operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing.
Fair Value Measurements
The Company has applied the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements. Assets and liabilities measured at fair value are classified into one of three levels in the fair value hierarchy based on the inputs used to measure fair value as follows:
Level 1 — Quoted prices observed in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and
Level 3 — Significant unobservable market inputs for the asset or liability.
As of September 30, 2021 and December 31, 2020, warrants for redeemable convertible preferred stock, common stock warrants and contingent earnout liabilities were the only liabilities measured at fair value on a recurring basis.
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. Please refer to Note 14, Long-Term Debt and Note 15, Convertible Notes Payable, for further information. Warrants for redeemable convertible preferred stock and convertible notes payable were classified as Level 3.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Cash and Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less, when purchased, are classified as cash equivalents. Cash equivalents may be invested in money market funds and are carried at cost, which approximates their fair value.
In June 2021, in conjunction with the new 80,000+ square foot facility to begin production of the Company’s Sapphire XC in late 2021, the Company issued a one-year letter of credit for $1.2 million to the landlord to secure the agreement. The Company has restricted cash to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.
In September 2021, in connection with a 3D Printer system delivery, a customer requested a bank guarantee to be issued for $1.3 million as a condition of delivery acceptance to protect the customers prepayment of $1.3 million (included in Contract Liabilities). The bank guarantee expires upon the return of the bank guarantee document to the issuance bank or on October 10, 2021. Subsequent to September 30, 2021, the restricted cash in other assets was returned to operating cash and cash equivalents.

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$296,826	$15,517
Restricted cash (Other assets)	2,518	—
Total cash and cash equivalents, and restricted cash	$299,344	$15,517
Information by Segment and Geography
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financial results as a single reportable segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels of components below the entity- wide level.
The Company currently sells its products in the United States and other locations. No long-lived assets are located outside the U.S. Revenue by geographic area based on the billing address of the customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
United States	$7,103	$659	$15,349	$9,290
Other	1,608	1,614	1,680	2,943
Total	$8,711	$2,273	$17,029	$12,233

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
The following table summarizes revenue disaggregated by products and service type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
3D Printers	$7,281	$1,738	$13,594	$11,038
Recurring Payment (defined below)	596	146	1,231	146
Support services	834	389	2,204	1,049
Total	$8,711	$2,273	$17,029	$12,233
Contracts Assets and Contract Liabilities
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to the Company’s customers. A contract asset is recognized when products or services are transferred to a customer and the right to consideration is conditional on something other than the passage of time. Contract liabilities include amounts billed or collected which is related to remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods
The amount of revenue recognized during the three months ended September 30, 2021 included in contract liabilities as of June 30, 2021 was $0.3 million. The amount of revenue recognized during the three months ended September 30, 2020 that was included in contract liabilities as of June 30, 2020 was $0.2 million.
The amount of revenue recognized during the nine months ended September 30, 2021 included in contract liabilities as of December 31, 2020 was $0.8 million. The amount of revenue recognized during the nine months ended September 30, 2020 that was included in contract liabilities as of December 31, 2019 was $0.7 million.
Common Stock Warrants Liabilities
The Company assumed 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Spitfire Sponsor, LLC (the “Sponsor”) upon the Merger, all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”) and subsequent over-allotment and entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2021, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Common Stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash,

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
while only certain of the holders of the Common Stock may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity.
The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants within Warrant liabilities on the condensed balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the condensed statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 16) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for the Company in fiscal year 2021, and early adoption is permitted. The Company adopted the new guidance effective January 1, 2020 and there is no material impact on its condensed financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”),” which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance was effective for the Company beginning on March 12, 2020 and the amendments will be applied prospectively through December 31, 2022. The Company adopted the new guidance effective January 1, 2021 and there is no material impact on its condensed financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.
Consequently, more convertible debt instruments will be reported as a single liability instrument and more redeemable convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-06 is effective for fiscal years

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company early adopted the new guidance effective January 1, 2021 using the modified retrospective method. Adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”)”, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance is effective for the Company for the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its financial statements and disclosures.
In July 2021, the FASB issued ASU 2021-05, “Leases (“Topic 842”) Lessors — Certain Leases with Variable Lease Payments”, that amends the lessor’s lease classification for leases that include any amount of variable lease payments that are not variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a selling loss. This guidance is effective for the Company for the fiscal year beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its financial statements and disclosures.
3. Reverse Recapitalization
On September 29, 2021, Merger Sub merged with Legacy Velo3D, with Legacy Velo3D surviving as a wholly-owned subsidiary of Velo3D. Immediately prior to the closing of the Merger:
• all issued and outstanding 6,738,651 shares of Legacy Velo3D outstanding Series A redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.178 basis:
• all issued and outstanding 8,386,456 shares of Legacy Velo3D outstanding Series B redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.273 basis:
• all issued and outstanding 8,513,343 shares of Legacy Velo3D outstanding Series C redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.372 basis:
• all issued and outstanding 101,042,757 shares of Legacy Velo3D outstanding Series D redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:1.000 basis:
In connection with the Merger, shares of Legacy Velo3D redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy Velo3D common stock at their respective conversion ratios and concurrently recast into 126,310,700 shares of Common Stock.
As of September 30, 2021 and after giving effect to the Exchange Ratio, there were 183,163,826 shares of Common Stock outstanding, comprised of the 126,310,700 shares of Common Stock issued in respect of the Legacy Velo3D redeemable convertible preferred stock, 16,443,994 shares of Common Stock issued in respect of Legacy

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Velo3D common stock, and 40,409,132 shares of Common Stock issued to public shareholders of JAWS Spitfire, the JAWS Spitfire initial shareholders, and third-party PIPE Investors (as defined below).
At the Merger, eligible former Legacy Velo3D equity holders received or had the right to receive shares of Common Stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio of 0.8149 as defined in the Merger Agreement. Accordingly, immediately following the consummation of the Merger, Legacy Velo3D common stock exchanged into 142,754,694 shares of Common Stock, 66,830,878 shares of Common Stock were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Velo3D stock options, common stock warrants, and shares of Common Stock issuable under the Company’s employee stock purchase plan.
In connection with the execution of the Merger Agreement, JAWS Spitfire entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and JAWS Spitfire agreed to sell to the PIPE Investors, an aggregate of 15,500,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $155.0 million, in a private placement pursuant to the Subscription Agreements (the “PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Merger.
In connection with the Merger, 8,625,000 of JAWS Spitfire Class B ordinary shares originally purchased by the Sponsor were exchanged for shares of Common Stock prior to the Closing (the “Founder Shares”).
Pursuant to JAWS Spitfire’s Articles of Association, JAWS Spitfire’s public shareholders were entitled to elect to redeem their public shares for cash even if they had approved the Merger. As of September 24, 2021, the final day of the redemption period, public shareholders had redeemed 18,215,868 Class A ordinary shares of JAWS Spitfire for cash at the redemption price of $10.00 per share, based on funds held in the trust account for an aggregate payment of $182.2 million (the “Redemptions”).
The number of shares of Common Stock issued immediately following the consummation of the Merger was:

Shares
Public shares, outstanding prior to Merger	34,500,000
Less redemption of public shares	(18,215,868)
Public shares following redemptions	16,284,132
Shares issued in PIPE Financing	15,500,000
Public shares and PIPE Financing Shares	31,784,132
Founder Shares	8,625,000
Legacy Velo3D shares (1)	142,754,694
Total shares of Common Stock immediately after Merger	183,163,826
(1) Upon consummation of the Merger, 175,173,445 Legacy Velo3D shares were exchanged at the Exchange Ratio and fractional shares were rounded to whole shares.
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, JAWS Spitfire was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Velo3D are represented as a continuation of the financial statements of Legacy Velo3D, with the Merger being treated as the equivalent of Legacy Velo3D issuing stock for the net assets of JAWS Spitfire, accompanied by a recapitalization. The net assets of JAWS Spitfire are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Velo3D in future reports.
Legacy Velo3D has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances as of the Closing: (1) Legacy Velo3D’s stockholders have a majority of the voting power of

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Velo3D; (2) the board of directors of Velo3D initially has twelve members, and Legacy Velo3D has the ability to nominate the majority of the initial members of the board of directors; (3) Legacy Velo3D’s senior management is the senior management of Velo3D and is responsible for day-to-day operations; (4) Velo3D has assumed the Velo3D name; and; (5) the current strategy and operations of Velo3D continue to be Legacy Velo3D’s strategy and operations to develop the next generation of AM printers.
In connection with the Merger and the PIPE Financing, the Company received $298.2 million of gross proceeds including the contribution of $345.0 million of cash held in JAWS Spitfire’s trust account from its IPO, redemptions of JAWS Spitfire public shareholders of $182.2 million, and $155.0 million of cash in connection with the PIPE Financing. The gross proceeds were net of $19.6 million of costs incurred by JAWS Spitfire prior to the Closing. The Company incurred $19.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $19.1 million was recorded as a reduction to additional paid-in capital of proceeds (“APIC”), and the remaining $0.8 million was expensed in the condensed statements of operations. The total net cash proceeds to the Company were $278.3 million.
4. Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except share data)
Numerator:
Net loss	$(66,578)	$(7,107)	$(92,663)	$(17,591)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	19,793,863	15,994,154	17,348,557	15,503,475
Net loss per share – basic and diluted.	$(3.36)	$(0.44)	$(5.34)	$(1.13)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect:

	Nine months ended September 30,
	2021	2020
	(per share data)
Redeemable convertible preferred stock	—	108,642,440
Convertible promissory note	—	3,283,548
Redeemable convertible preferred stock warrants	—	332,893
Common stock warrants	13,075,000	51,847
Common stock options issued and outstanding	21,342,660	19,134,310
Total potentially dilutive common share equivalents	34,417,660	131,445,038
Total potentially dilutive common share equivalents for the nine months ended September 30, 2021, excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.
5. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds	$296,826	$—	$—	$296,826
Total financial assets	$296,826	$—	$—	$296,826
Liabilities
Common stock warrant liabilities (Public)	$13,283	$—	$—	$13,283
Common stock warrant liabilities (Private Placement)	—	—	6,853	6,853
Contingent earnout liabilities	—	—	118,749	118,749
Total financial liabilities	$13,283	$—	$125,602	$138,885

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds	$15,517	$—	$—	$15,517
Total financial assets	$15,517	$—	$—	$15,517
Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$181	$181
Total financial liabilities	$—	$—	$181	$181
The money market funds were classified as cash and cash equivalents on the condensed balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2021 and December 31, 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of September 30, 2021 and December 31, 2020, the Company had no investments with a contractual maturity of greater than one year.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2021	$181	$—	$—
Private placement warrant liabilities acquired as part of the reverse recapitalization	—	7,165	—
Contingent earnout liabilities recognized upon the closing of the reverse recapitalization	—	—	120,763
Change in fair value	718	(312)	(2,014)
Issuance of warrants	—	—	—
Exercise of warrants	(899)	—	—
Fair value as of September 30, 2021	$—	$6,853	$118,749

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2020	$185	$—	$—
Change in fair value	(5)	—	—
Issuance of warrants	—	—	—
Exercise of warrants	—	—	—
Fair value as of September 30, 2020	$180	$—	$—
The fair value of the private placement warrant liability, redeemable convertible preferred stock warrant liability and contingent earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the private placement warrant liability, the Company used the Binomial-Lattice Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (please refer to Note 16, Equity Instruments). In determining the fair value of the contingent earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available (please refer to Note 16, Equity Instruments).
6. Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Trade Receivables	$6,625	$1,299
Less: Allowances for Doubtful Accounts	(67)	(67)
Total	$6,558	$1,232

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
7. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Raw materials	$7,122	$1,948
Work-in-progress	8,098	5,361
Total	$15,220	$7,309
8. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Prepaid insurance and other	$1,011	$525
Vendor prepayments	8,058	282
Total	$9,069	$807
9. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Computers and software	$1,075	$510
R&D lab equipment	1,266	469
Furniture and fixtures	69	40
Leasehold improvements	1,999	1,828
Construction in progress	3,003	—
Total property, plant and equipment	7,412	2,847
Less accumulated depreciation and amortization	(2,411)	(1,841)
Property, plant and equipment, net	$5,001	$1,006
Depreciation expense for the three months ended and nine months ended September 30, 2021 and 2020 was $0.4 million for both three months periods, $0.8 million and $0.7 million, respectively.
10. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $8.4 million and accumulated depreciation of $0.7 million as of September 30, 2021. Total lease revenue earned for the three and nine months ended September 30, 2021 was $0.6 million and $1.2 million, respectively. The total depreciation expense was $0.2 million and $0.5 million and included in cost of revenue for the three and nine months ended September 30, 2021, respectively. The total depreciation expense was $0.1 million for both the three and nine months ended September 30, 2020. The total lease revenue earned for the three and nine months ended September 30, 2020 was $0.1 million for both periods.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
As of December 31, 2020, there were four 3D Printers (equipment) leased to customers. The equipment leased to customers had a cost basis of $3.0 million and accumulated depreciation of $0.2 million as of December 31, 2020.
The Company entered into debt secured by certain leased equipment to customers. The proceeds received were recognized as a financial liability under long-term debt. Remaining lease payments of $0 and $1.3 million were due as of September 30, 2021 and December 31, 2020, respectively. The financial liability was fully repaid in August 2021. Please refer to Note 14, Long-term Debt, for a description of these financing arrangements.
For the nine months ended September 30, 2021, principal payments of $2.1 million were paid for equipment lease loans. For the nine months ended September 30, 2020 principal payments of $0.1 million were paid for equipment lease loans.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Accrued expenses	$2,476	$787
Accrued salaries and benefits	3,395	1,231
Lease liability – current portion	681	494
Total Accrued expenses and other current liabilities	$6,552	$2,512

12. Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Lease liabilities - noncurrent portion	$1,235	$232
Other noncurrent liabilities	438	(48)
Total other noncurrent liabilities	$1,673	$184
Please refer to Note 16, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
13. Leases
The Company leases its office and manufacturing facilities under two non-cancellable operating leases which expire in November 2024 and January 2023, respectively. The leases provide for base rent and certain reimbursement of lessor’s operating expenses. The agreements include a provision for renewal at the then market rate for terms specified in each lease.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
During the nine months ended September 30, 2021, the Company signed two new leases for manufacturing and R&D facilities.
On July 1, 2021, the Company’s lease commenced for a 5,000+ square foot R&D facility. The lease has a term of 36 months and with a contractual obligation of $0.5 million in base rent and certain reimbursement of lessor’s operating expenses.
On November 1, 2021, the Company’s lease commenced for an 80,000+ square foot facility. The lease has a term of 65 months and with a contractual obligation of $10.9 million in base rent and certain reimbursement of lessor’s operating expenses. As of September 30, 2021, the Company has have invested $3.0 million into factory equipment and leasehold improvements.
As of September 30, 2021, the manufacturing facility lease obligations was not recorded on the balance sheet, and only included under operating leases as a future contractual obligation. As set forth under ASC 842, Leases, the delivery of the building has not been completed as of September 30, 2021, as the landlord was still completing improvements to the facility as per the terms of the agreement. As noted above, the lease commenced on November 1, 2021.
Total Right-of-Use (“ROU”) assets (recorded in Other Assets) and lease liabilities (recorded in Accrued expenses and other current liabilities and Other noncurrent liabilities) are as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$1,849	$633
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$648	$494
Noncurrent (Other noncurrent liabilities)	1,186	232
	1,834	726
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$33	$—
Noncurrent (Other noncurrent liabilities)	49	—
	$82	$—
Total lease liabilities	$1,916	$726
ROU assets are considered long-lived assets and are tested for impairment as described above under the heading, “Impairment of Long-lived Assets.” There were no impairments recorded related to these assets as of September 30, 2021 and December 31, 2020. Management evaluates its long-lived assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Information about lease-related balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease expense	$208	$143	$511	$428
Financing lease expense	9	—	22	—
Short-term lease expense	41	14	76	46
Total lease expense	$258	$157	$609	$474
Cash paid for leases	$178	$136	$805	$395
Weighted – average remaining lease term – operating leases (years)	2.9	1.8	2.9	1.8
Weighted – average discount rate – operating leases	4.4%	4.5%	4.4%	4.5%
Future lease payments under non-cancellable operating leases as of September 30, 2021 are as follows:

(In thousands)
Remainder of 2021	$153
2022	743
2023	657
2024	524
Total operating lease payments	$2,077
Less portion representing imputed interest	(161)
Total operating lease liabilities	$1,916
Less current portion	681
Long-term portion	$1,235
14. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Term loan	$20,000	$5,150
Revolving credit line	3,000	—
Property and equipment loan	—	833
Equipment loan	5,622	2,081
Deferred financing costs	(569)	(61)
Total	$28,053	$8,003
Debt – current portion	13,731	3,687
Long-term debt – less current portion	$14,322	$4,316
The Company’s banking arrangements include three facilities and a revolving credit line with its primary bank (noted below). These loans contain customary representations and warranties, reporting covenants, events of default, and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance, and furnishes audited financial statements no later than the date of delivery to the Board of Directors.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
The Company amortizes deferred financing costs over the life of the borrowing. On May 17, 2021, the Company incurred $0.6 million of deferred financing costs related to its Term loan financing. As of September 30, 2021 and December 31, 2020, the remaining unamortized balance of deferred financing costs was $0.6 million and less than $0.1 million respectively, and was included in Debt — current portion on the balance sheets.
Term Loan — On December 17, 2020, the Company executed the second amended and restated loan and security agreement to extend the payment terms with a variable interest rate of Prime plus 0.25% and a term of two years. As of December 31, 2020, the outstanding term loan balance was $5.2 million. There were zero principal payments paid during the fiscal year 2020.
In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement with its primary lender and another financing institution for a total of $53.5 million of debt facilities. These were comprised of a $35.0 million term loan, a $10.0 million revolving credit line (see below) and an $8.5 million secured equipment loan facility (see below). Prior to May 2021, $0.9 million in principal payments were paid against the outstanding term loan balance under the second amended and restated loan and security agreement.
The term loan had a variable interest rate of the greater of 9.00% or Prime plus 5.75% and a term of thirty months. The loan included a deferral of principal payments for the first five months. The refinancing was accounted for as a debt modification under ASC Topic 470, Debt. The outstanding balance in May 2021 was $4.3 million and fully repaid using proceeds from the mezzanine loan and security agreement. The remaining deferred loan fees of $0.1 million were written off to interest expense.
In May 2021, the Company borrowed $15.0 million from the term loan facility, and an additional $5.0 million in July 2021. As of September 30, 2021, the outstanding term loan balance was $20.0 million, and the Company has $15.0 million of the Term Loan facility undrawn, the availability of which is subject to the Company achieving certain financial performance targets. There were no principal payments paid under the mezzanine loan and security agreement as of September 30, 2021. As of September 30, 2021, the deferred loans fees with the debt issuance was $0.6 million.
The Term Loan’s effective interest rate was 9.2% and 3.6% for the three months ended September 30, 2021 and 2020, respectively, and 4.3% and 3.9% for the nine months ended September 30, 2021 and 2020, respectively.
On October 29, 2021, the Company re-paid $20.7 million of its term loan, comprising a principal payment, interest and fees related to the loan.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement (see further discussion above). In August 2021, the Company drew $3.0 million on the $10.0 million revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of ten months. The Company has $7.0 million of the revolving credit line undrawn as of September 30, 2021. The effective interest rate was 4.7% for the both the three and nine months ended September 30, 2021. The deferred loan fees were less than $0.1 million as of September 30, 2021.
Property and Equipment Loan — On July 2, 2018, the Company executed a loan facility for $2.0 million. On September 26, 2018, $2.0 million was drawn down with a variable interest rate of Prime plus 1.00% and a term of three years. This facility was refinanced on December 17, 2020 with a new loan facility for $0.9 million with a variable interest rate of Prime plus 1% and a term of three years. As of December 31, 2020, the outstanding property and equipment loan was $0.8 million.
In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement (see further discussion above). The outstanding balance in May 2021 was $0.6 million and fully repaid using proceeds from the mezzanine loan and security agreement. The deferred loan fees of less than $0.1 million were written off to interest expense. Prior to May 2021, principal payments of

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
$0.2 million were paid against the outstanding Property and Equipment Loan balance under the second amended and restated loan and security agreement.
The effective interest rate was 0.0% and 4.3% for the three months ended September 30, 2021 and 2020, respectively, and 5.9% and 4.8% for the nine months ended September 30, 2021 and 2020, respectively.
Equipment Loan — The equipment loan outstanding balance is comprised of two different equipment loan facilities.
Equipment Loan First Facility: On December 17, 2020, the Company executed the second amended and restated loan and security agreement which included an equipment loan facility for $8.5 million secured by the equipment leased to customers. As of December 31, 2020, the equipment loan outstanding balance was $0.8 million. The facility had a variable interest rate of the greater of Prime rate or 3.25%. The effective interest rate was 2.8% for the three months ended September 30, 2021 and 2.4% for the nine months ended September 30, 2021.
In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement (see further discussion above). There were no principal payments paid against the Equipment Loan from the proceeds from the mezzanine loan and security agreement.
During the nine months ended September 30, 2021, the Company executed seven additional advances on the first facility for $5.6 million secured by equipment leased to customers. All seven advances of the first facility are with a variable interest rate of the greater of Prime rate or 3.25%. For the nine months ended September 30, 2021, $0.8 million in principal payments were paid. As of September 30, 2021, the outstanding balance for the first facility was $5.6 million. The Company has $2.9 million of the secured equipment loan facility undrawn as of September 30, 2021. As of September 30, 2021, the deferred loans fees with the debt issuance was $0.2 million.
Equipment Loan Second Facility: The equipment loans on the second facility was entered in June 2020 with another third-party financing institution. The second facility was for $1.6 million with a fixed interest rate of 6.00%. All facilities had terms of three years. The effective interest rate was 6.5% and 8.0% for the three months ended September 30, 2021 and 2020, respectively, and 5.9% and 8.0% for the nine months ended September 30, 2021 and 2020, respectively.
There was $0.3 million in principal payments paid during the fiscal year 2020. As of December 31, 2020, the outstanding balance on the second facility was $1.3 million.
In August 2021, the Company paid in full the outstanding balance of $1.0 million on the second facility and sold the units to the lease customer when the customer exercised their purchase options. Prior to August 2021, principal payments of $0.3 million were paid against the outstanding balance on the second facility. As of September 30, 2021, there was no outstanding balance on the second facility. The deferred loan fees of less than $0.1 million were written off to interest expense with the repayment.
The future minimum aggregate payments for the above borrowings are as follows as of September 30, 2021:

(In thousands)
Remainder of 2021	$2,058
2022	14,706
2023	10,467
2024	822
$28,053

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
15. Convertible Notes Payable
Convertible Note Issued in 2021
On January 4, 2021, concurrent with the Legacy Velo3D Series D redeemable convertible preferred stock issuance, the Company issued a convertible note at a principal amount of $5.0 million with a maturity date of January 3, 2023. Interest accrued on the convertible note at 1.28% per annum.
In September 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note. The convertible note converted automatically in connection with the Merger. There was no convertible notes payable as of September 30, 2021 and December 31, 2020.
The note conversion price of $0.74 per share resulted in a conversion into 6,820,022 shares of Legacy Velo3D Series D redeemable convertible preferred stock immediately prior to Closing, which were subsequently converted from Legacy Velo3D Series D redeemable convertible preferred stock into Legacy Velo3D common stock and at the Exchange Ratio of 0.8149 for 5,557,864 shares of Common Stock at the Closing. There was no purchase discount offered to the note holder.

16. Equity Instruments
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock consisted of the following:

	As of September 30, 2021
	Authorized	Issued and Outstanding	Original issue price per share	Liquidation Preference	Carrying value
	(In thousands, except share and per share data)
Redeemable Convertible Preferred Stock	10,000,000	—	$—	$—	$—

	As of December 31, 2020
Redeemable Convertible Preferred Stock	Authorized	Issued and Outstanding	Original issue price per share	Liquidation Preference	Carrying value
	(In thousands, except share and per share data)
Series A	8,906,694	6,726,134	$2.928	$19,696	$17,030
Series B	10,385,804	8,386,456	$3.851	32,300	32,176
Series C	8,848,760	8,399,058	$5.524	46,400	39,378
Series D	97,278,007	94,222,735	$0.375	35,366	35,120
	125,419,265	117,734,383		$133,762	$123,704
As of September 30, 2021, there were no issued and outstanding redeemable convertible preferred stock. As of December 31, 2020, redeemable convertible preferred stock totaling 117,734,383 shares were convertible into 147,876,672 shares of common stock.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Conversion of Redeemable Convertible Preferred Stock into Common Stock at a conversion ratio of 3:1 and Issuance of Series D Redeemable Convertible Preferred Stock
In March and early April 2020, the Company notified the existing holders of the redeemable convertible preferred stock of (i) a planned initial closing of Legacy Velo3D Series D redeemable convertible preferred stock and (ii) the amount assigned to each of them based on their pro rata holdings in the Company’s outstanding equity on a fully diluted basis. In addition, these existing holders were notified that, as a condition of the Legacy Velo3D Series D redeemable convertible preferred stock financing, the Company would amend its articles to implement a special mandatory conversion provision if the holders failed to invest their pro rata amount in such initial financing of Legacy Velo3D Series D redeemable convertible preferred stock.
On April 13, 2020, in connection with the Company’s issuance of Legacy Velo3D Series D redeemable convertible preferred stock, the Company amended its articles to implement the special mandatory conversion provision and, contemporaneously, certain existing holders of redeemable convertible preferred stock who failed to invest their full pro rata amount or did not participate in the financing were automatically converted into the Company’s common stock at a conversion ratio of three to one. The amendment and forced conversion were recognized as an extinguishment of the redeemable convertible preferred stock.
As a result, 2,167,198 shares of Legacy Velo3D Series A redeemable convertible preferred stock, 1,999,348 shares of Legacy Velo3D Series B redeemable convertible preferred stock and 289,702 shares of Legacy Velo3D Series C redeemable convertible preferred stock were converted into 1,210,513 shares of Legacy Velo3D common stock. The carrying value of the converted shares of the redeemable convertible preferred stock is $13.3 million, whereas the fair value of the shares of common stock issued in the conversion was $0.2 million. Because the fair value of the consideration transferred (i.e., the fair value of the shares of common stock issued) was less than the carrying amount of the shares of the redeemable convertible preferred stock surrendered, the Company recognized an extinguishment of the redeemable convertible preferred stock converted in the amount of $13.1 million. The $13.1 million was a deemed capital contribution to the holders of the Company’s common stock that was a decrease to the net loss attributable to common stockholders and a decrease to accumulated deficit. Accordingly, the Company recorded a decrease of $13.3 million to redeemable convertible preferred stock, and a corresponding increase of $0.2 million in additional paid-in capital and a decrease of $13.1 million in accumulated deficit.
In addition, on April 13, 2020, the Company issued 44,794,885 shares of Legacy Velo3D Series D redeemable convertible preferred stock at $0.37534 per share for gross proceeds of $16.8 million.
Common stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, have the right to appoint two directors to the Company’s Board of Directors, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	September 30,	December 31,
	2021	2020
	(share data)
Redeemable convertible preferred	—	147,876,672
Redeemable convertible preferred stock warrants	—	408,729
Common stock warrants	13,075,000	214,032
Common stock options issued and outstanding	21,342,660	21,471,321
Shares available for future grant under 2014 Equity Incentive Plan	—	5,887,008
Shares available for future grant under 2021 Equity Incentive Plan	21,423,388	—
Reserved for employee stock purchase plan	10,989,830	—
Total shares of common stock reserved	66,830,878	175,857,762
    Total potentially dilutive common share equivalents for the nine months ended September 30, 2021, excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.
Warrant liabilities
Common Stock Warrants
Warrants for shares of common stock consisted of the following:

	September 30, 2021
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on September 30, 2021
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$6,853
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$13,283
			13,075,000			$20,136

	December 31, 2020
	Issue Date	Expiration Date	Number of Warrant	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2020 (1)
						(In thousands)
Warrants - Common Stock	12/02/2015	12/02/2025	11,132	$0.87	$0.70	$—
Warrants - Common Stock	07/02/2018	07/02/2028	40,715	$2.47	$2.00	$—
Warrants - Common Stock	12/17/2020	12/17/2030	162,186	$0.18	$0.17	$—
Total outstanding			214,033			$—
(1) Legacy Velo3D Warrants - Common Stock: As of December 31, 2020, warrants on common stock are equity classified and recorded at fair value on the issue date without further remeasurement. The level 3 fair value assumptions used in the Black-Scholes model to calculate fair value of the warrant for common stock granted during

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
the nine months ended September 30, 2020 were as follows: volatility of 35.0% to 45.0%, term of 0.2 years, and risk-free interest rate of 0.1% to 1.0%.
Warrants for common stock of 13,075,000 and 214,033 were exercisable 1-to-1 as of September 30, 2021 and December 31, 2020, respectively. Warrants to purchase a total of 13,075,000 shares of common stock were initially recognized as a liability recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Merger, all Legacy Velo3D common stock warrants were exercised for shares of common stock in accordance with their terms for the number of exercisable shares, each adjusted using the Exchange Ratio. At that time, the Legacy Velo3D common stock warrants were remeasured and reclassified to Legacy Velo3D additional paid-in capital.
Private placement warrants and public warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement.
Private Placement Warrants
Concurrently with JAWS Spitfire’s IPO, 4,450,000 Private Placement Warrants were issued to the Sponsor at $2.00 per unit. Each Private Placement Warrant is exercisable to purchase one share of Common Stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of September 30, 2021, the number of Private Placement Warrants issued was 4,450,000.
Public Warrants
In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant. Each Public Warrant is exercisable to purchase share of Common Stock at $11.50 per share. As of September 30, 2021, the number of Public Warrants issued was 8,625,000.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Merger and (b) 12 months from the closing of the IPO on December 7, 2020. The Public Warrants will expire five years after the completion of a Merger or earlier upon redemption or liquidation.
Warrant Liabilities - Common Stock
The liability associated with the Private Placement Warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants was subject to remeasured at each balance sheet date using Level 1 fair value inputs for the three and nine months ended September 30, 2020.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Redeemable Convertible Preferred Stock Warrants
As of September 30, 2021, the warrants for shares of Legacy Velo3D Series A and Series C redeemable convertible preferred stock were converted into redeemable convertible preferred stock in connection with the Reverse Recapitalization. Warrants for shares of Legacy Velo3D Series A and Series C redeemable convertible preferred stock consisted of the following (dollars in thousands, except share and per share amounts):

	December 31, 2020
	Issue Date	Expiration Date	Number of Warrant	Exercise Price per Warrant	Fair Value on Issue Date per Warrant
Series A redeemable convertible preferred stock	11/14/2014	11/13/2024	13,362	$1.12	$1.25
Series C redeemable convertible preferred stock	04/18/2019	04/18/2029	160,000	$5.52	$1.05
Total outstanding			173,362
For the nine months ended September 30, 2021, all warrants for redeemable preferred stock were converted prior to the Merger into 13,362 shares of Legacy Velo3D Series A redeemable convertible preferred stock and 160,000 shares of Legacy Velo3D Series C redeemable preferred stock. The shares of redeemable preferred stock were net settled and converted into Legacy Velo3D common stock for Series A on a 1:2.178 basis and Series C of 1:2.372 basis.
As of December 31, 2020, warrants for redeemable convertible preferred stock was 173,362. After the conversion to common stock and Exchange Ratio, the impact of dilution triggered by the warrants for redeemable convertible preferred stock if converted into common stock was 243,195 shares of common stock.
Warrants on redeemable convertible preferred stock were issued to lenders in connection with borrowings. The fair value on the date of issue is recorded as a debt issue cost (contra-liability) and a liability because the warrant was liability classified. The fair value of the warrants are remeasured each reporting period using Level 3 inputs with the increase or decrease recorded in other income (expense), net in the statements of operations.
The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows for the three and nine months ended September 30, 2021 and 2020:
Rollforward of the liability for warrants on redeemable convertible preferred stock:

Warrants on redeemable convertible preferred stock	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Beginning Balance	$1,922	$178	$181	$185
Issuance of new warrant	—	—	—	—
Change in fair value (Other income (expense), net)	(1,023)	2	718	(5)
Exercise of warrants (Redeemable preferred convertible stock)	(899)	—	(899)	—
Ending Balance	$—	$180	$—	$180
As of September 30, 2021, the fair value of the warrants for shares of Legacy Velo3D Series A and Series C redeemable convertible preferred stock was $9.23 and $8.35, respectively. The fair value of the redeemable convertible preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple unobservable inputs such as the aggregate equity value, risk-free interest rates, and

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
expected volatility. The level 3 fair value assumptions used in the Black-Scholes model for the recurring valuation of the redeemable convertible preferred stock warrant liability were as follows:

Nine months ended September 30,
	2021	2020
Expected volatility	30.0% - 40.0%	35.0% - 45.0%
Risk-free interest rate	0.1% - 1.0%	0.1% - 0.8%
Dividend yield	—	—
The expected term for the Series A warrants and the Series C warrants as of September 30, 2021 was 0.2 years for both warrants, respectively.
The expected term for the Series A warrants and the Series C warrants as of September 30, 2020 was 1.6 years and 9.0 years, respectively.
Contingent Earnout Liabilities
The contingent earnout liability is for Earnout Shares for pre-closing Legacy Velo3D equity holders (as defined in the Business Combination Agreement as holders of Legacy Velo3D shares, Legacy Velo3D warrants, Legacy Velo3D convertible notes and Legacy Velo3D options immediately prior to the closing date) (“Eligible Legacy Velo3D Equityholders”). The Eligible Legacy Velo3D Equityholders will be entitled to Earnout Shares, pursuant to which they will receive (i) 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $12.50 for 20 or more trading days in any 30 trading-day period, and (ii) an additional 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $15.00 for 20 or more trading days in any 30 trading-day period (the “Triggering Events”). The earnout is subject to a five-year earnout period and early trigger upon certain change of control events.
During the time period between Closing and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 21,758,148 shares of additional Common Stock, which is based on two tranches or 10,879,074 per tranche as noted above.
The estimated fair value of the contingent earnout liabilities at the Closing Date was $120.8 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. The change in fair value of contingent earnout liabilities was a gain of $2.0 million recognized in the condensed statement of operations for the three and nine months ended September 30, 2021. As of September 30, 2021 the contingent earnout liabilities were $118.7 million.
Assumptions used in the valuation are described below.

	As of September 30, 2021	Closing Date September 29, 2021
Current stock price	$8.37	$8.44
Expected volatility	45.0% - 55.0%	45.0% - 55.0%
Risk-free interest rate	0.1% - 1.0%	0.1% - 1.0%
Dividend rate	—%	—%
Expected Term (years)	5.0	5.0

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
17. Stock Option Plan and Stock-Based Compensation
Upon the consummation of the Merger, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”) which provides for the granting of stock options, restricted stock awards and stock appreciation rights to employees, directors, and consultants of the Company. As of September 30, 2021, the Company has reserved 42,766,048 shares of its common stock for issuance under the 2021 EIP.
In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2021, the Company has reserved 10,989,830 shares of its common stock for issuance under the 2021 ESPP.
Awards granted under both the 2021 EIP and the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Company’s Board of Directors. Awards generally vest based on continuous service over four years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan and 2014 Plan, respectively.
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2019	4,846	$0.98	8.1
Granted	18,944	$0.26
Exercised	(55)	$0.98
Forfeited or expired	(1,772)	$0.93
Outstanding as of September 30, 2020	21,963	$0.36	9.3
Options vested and expected to vest as of September 30, 2020	21,963	$0.36
Vested and exercisable as of September 30, 2020	2,524	$0.97

Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	1,024	$6.69
Exercised	(200)	$1.56
Forfeited or expired	(951)	$0.61
Outstanding as of September 30, 2021	21,344	$0.61	8.5
Options vested and expected to vest as of September 30, 2021	21,344	$0.61
Vested and exercisable as of September 30, 2021	7,776	$0.58
The aggregate intrinsic value of options outstanding was $151.2 million and $3.9 million, respectively, as of September 30, 2021 and December 31, 2020. Intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $0.5 million and less than $0.1 million, respectively. The weighted-average grant date fair value of options granted in the nine months ended September 30, 2021 and 2020 was $3.58 per share and $0.14 per share, respectively. The total grant date fair value of options vested was $0.9 million and $0.2 million for the nine months ended September 30, 2021 and 2020.
Prior to the Company’s shares of common stock being publicly traded, the Company’s inputs for the intrinsic value are based on a third-party valuation of the Company’s stock, which increased from $0.40 per share to $8.15

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
per share, as of December 31, 2020 and September 29, 2021, the Closing Date, respectively. Prior to the consummation of the Merger, valuation methodologies in determining the fair market value of the Company’s stock considered the pending Merger.
Stock-based Compensation Associated with Awards
For the nine months ended September 30, 2021 and 2020, the Company used the Backsolve, or Option Pricing Method (the “OPM”), which is the preferred method when recent securities transactions are considered a relevant input in determining the valuation of a company because it takes into account the economic rights of the recently issued security in relation to the rights of other equity securities within the capital structure.
The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted were as follows:

	Nine months ended September 30,
	2021	2020
Expected volatility	59%	60%
Risk-free interest rate	0.9% – 1.0%	0.3% – 0.8%
Dividend yield	—%	—%
Expected term (in years)	5.72	6.05
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the stock options included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$211	$219	$598	$601
Selling and marketing	105	145	280	358
General and administrative	360	102	873	284
	$676	$466	$1,751	$1,243
As of September 30, 2021, total unrecognized compensation cost related to stock awards was $3.4 million and is expected to be recognized over a weighted-average period of 2.52 years.
18. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Velo3D, Inc.
Notes to Condensed Financial Statements
(Unaudited)
19. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of September 30, 2021 and December 31, 2020, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. Please refer to Note 13, Leases, for further discussion.
Certain Sapphire XC purchase obligations (purchase orders) of $26.8 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the fourth quarter of 2021 and the first quarter of 2022.
20. Employee Defined-Contribution Plans
Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100.00% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020, and $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company has paid all matching contributions as of December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with (i) Legacy Velo3D’s historical audited annual financial statements as of and for the years ended December 31, 2020 and 2019 and the related notes included in our prospectus filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on October 28, 2021, related to the Merger and (ii) our unaudited condensed financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing (“AM”), to deliver breakthroughs in performance, cost and lead time in the production of high-value metal parts.
We produce a full-stack hardware and software solution based on our proprietary powder bed fusion (“PBF”) technology, which enables support-free production. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly. Our products give our customers who are in space, aviation, defense, energy, and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.
Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers (“OEMs”) and contract manufacturers who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications. For these reasons, AM solutions of our competitors have been largely relegated to tooling and prototyping or the production of less complex, lower-value metal parts.
In contrast, our technology can deliver complex high-value metal parts with the design advantages, lower costs and faster lead times associated with AM, and generally avoids the need to redesign the parts. As a result, our customers have increasingly adopted our technology into their design and production processes. We believe our value is reflected in our sales patterns, as most customers purchase a single machine to validate our technology and purchase additional systems over time as they embed our technology in their product roadmap and manufacturing infrastructure. We consider this approach a “land and expand” strategy, oriented around a demonstration of our value proposition followed by increasing penetration with key customers.
Recent Developments
Closing of Merger
On September 29, 2021, we consummated the transactions contemplated by the Business Combination Agreement. In particular, on the Closing Date, JAWS Spitfire filed a notice of deregistration with the Cayman

Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which JAWS Spitfire was domesticated and continued as a Delaware corporation. Further, on the Closing Date, Merger Sub was merged with and into Legacy Velo3D, with Legacy Velo3D surviving the Merger as a wholly-owned subsidiary of JAWS Spitfire. Legacy Velo3D was renamed “Velo3D US, Inc.” and JAWS Spitfire was renamed “Velo3D, Inc. In addition, the PIPE Investors, purchased an aggregate of 15,500,000 shares of common stock concurrently with the Closing for an aggregate purchase price of $155,000,000.
In connection with the Merger and the PIPE Financing, the Company received $298.2 million of gross proceeds including the contribution of $345.0 million of cash held in JAWS Spitfire’s trust account from its IPO, redemptions of JAWS Spitfire public shareholders of $182.2 million, and $155.0 million of cash in connection with the PIPE Financing. The gross proceeds were net of $19.6 million of costs incurred by JAWS Spitfire prior to the Closing. The Company incurred $19.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $19.1 million was recorded as a reduction to APIC, and the remaining $0.8 million was expensed in the condensed statements of operations. The total net cash proceeds to the Company were $278.3 million.
Pursuant to JAWS Spitfire’s Articles of Association, JAWS Spitfire’s public shareholders were entitled to elect to redeem their public shares for cash even if they had approved the Merger. As of September 24, 2021, the final day of the redemption period, public shareholders had redeemed 18,215,868 Class A ordinary shares of JAWS Spitfire for cash at the redemption price of $10.00 per share, based on funds held in the trust account for an aggregate payment of $182.2 million (the “Redemptions”).
The number of shares of common stock issued immediately following the consummation of the Merger was:

Shares
Public shares, outstanding prior to Merger	34,500,000
Less redemption of public shares	(18,215,868)
Public shares following Redemptions	16,284,132
Shares issued in PIPE Financing	15,500,000
Public shares and PIPE Financing shares	31,784,132
Founder Shares	8,625,000
Legacy Velo3D shares (1)	142,754,694
Total shares of common stock immediately after Merger	183,163,826
(1) Upon consummation of the Merger, 175,173,445 Legacy Velo3D shares were exchanged at the exchange ratio established in connection with the Merger (0.8149 shares of Legacy Velo3D common stock for 1 share of Velo3D common stock) (the “Exchange Ratio”) and fractional shares were rounded to whole shares.
On the Closing Date, all existing redeemable convertible preferred stock and common stock of Legacy Velo3D was recapitalized into 142,754,694 shares of common stock of Velo3D. Pursuant to the terms of the Business Combination Agreement, each stockholder of Legacy Velo3D, after applying the Exchange Ratio, received shares of Velo3D common stock and the contingent right to receive up to 21,758,148 shares of Velo3D common stock (the “Earnout Shares”), for each share of Legacy Velo3D common stock, owned by such Legacy Velo3D stockholder that was outstanding immediately prior to the Closing.
The Legacy Velo3D equity holders will be entitled to the earnout, pursuant to which they will receive (i) 10,879,074 shares of common stock if the shares of common stock trade at or above $12.50 for 20 or more trading days in any 30 trading-day period, and (ii) an additional 10,879,074 shares of common stock if the shares of common stock trade at or above $15.00 for 20 or more trading days in any 30 trading-day period. The earnout is subject to a five-year earnout period and early trigger upon certain change of control events.
The number of shares of redeemable convertible preferred stock and common stock presented in the financial statements included elsewhere in this Quarterly Report for periods prior to the Reverse Recapitalization have been retroactively adjusted to reflect the conversion ratio similar to the presentation of a stock-split.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”
Shipments
For the nine months ended September 30, 2021, we shipped 15 3D Printers (seven 3D Printers sold to customers and eight 3D Printers leased under the Recurring Payment model described below). For the nine months ended September 30, 2020, we shipped nine 3D Printers (seven 3D Printers sold to customers and two 3D Printers leased under the Recurring Payment model).
Commercial Launch of the Sapphire XCTM System
Our Sapphire XCTM system (“Sapphire XC”) is in the late stages of development and scheduled to begin commercial shipments at the end of fiscal year 2021. We expect the new Sapphire XC to have capacity to make parts that are 400% larger and reduce production costs per part by approximately 65% to 80% when compared to the existing Sapphire system. Prior to commercialization, we must complete final testing and manufacturing ramp-up at our in-house assembly location in Campbell, CA, and complete our assembly facilities expansion.
The XC system will be manufactured in a new 80,000+ square foot facility. On November 1, 2021, our lease for this facility commenced with a term of 65 months and a contractual obligation of $10.9 million in base rent and certain reimbursement of lessor’s operating expenses. As of September 30, 2021, we have invested $3.0 million into lab equipment and leasehold improvements. We will invest an additional $4.0 million to $7.0 million in factory equipment and leasehold improvements to begin production of our Sapphire XC systems. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.
As of September 30, 2021, the manufacturing facility lease obligations was not recorded on the balance sheet, and only included under operating leases as a future contractual obligation. We are currently constructing and outfitting the building. As set forth under ASC 842, Leases, the delivery of the building has not been completed as of September 30, 2021, as the landlord was still completing improvements to the facility as per the terms of the agreement.
As of September 30, 2021, we have received customer deposits for 14 firm orders and a further 21 reservations with deposits for manufacturing slots for the Sapphire XC system. These deposits were $12.6 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively, and are included within contract liabilities. As we bring our products to market, we pay particular attention to forecasts by industry analysts and the adoption curve of new technologies. If we fail to anticipate or respond to market adoption of AM, it could result in decreased revenue.
Adoption of Additive Manufacturing with New and Existing Customers
We work closely with our customers to understand their product roadmaps and strategies. Our customers continuously develop new complex metal parts and explore solutions where production is either outsourced to contract manufacturers or performed in-house. The selection process for AM solutions is lengthy, typically 12 to 24 months, and may require us to incur costs in pursuing opportunities with no assurance that our solutions will be selected, which are included in selling and marketing expenses and research and development expenses. As a result, the loss of any key customers to adopt our solutions or any significant delay in commercialization of our products could impact our business and future revenue.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2021, sales to our top three customers accounted for more than 86.2% of revenue. For the nine months ended September 30, 2021, sales to the same three customers accounted for 48.0% of our revenue. While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Business - Risks Related to Our Financial Position and Need for Additional Capital - We expect to rely on a limited number of customers for a significant portion of our near-term revenue”, and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties in the financial statements included elsewhere in this Quarterly Report.
Continued Investment and Innovation
Since our founding, we have been a customer-focused company working to develop innovative solutions to address customers’ needs. We believe this process has contributed significantly to our development of the most advanced metal AM systems in the world. We focus on our customers to identify the most impactful areas for research and development as we seek to further improve the capabilities of our AM solutions. We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase, which may adversely affect our near-term profitability.
On July 1, 2021, our lease commenced for a 5,000+ square foot R&D facility. The lease has a term of 36 months and with a contractual obligation of $0.5 million in base rent and certain reimbursement of lessor’s operating expenses.
Components of Results of Operations
Revenue
Our revenue is primarily derived from our AM full-stack solution product, which includes the Flow™ print preparation software, Sapphire® metal AM printer using our support-free PBF technology and Assure™ quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.
We sell our AM full-stack solution product through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction (“Recurring Payment”). We define our Recurring Payment transactions as operating leases. 3D Printer sale transactions are structured as a payment of a fixed purchase price for the system. The timeframe from order to completion of the site acceptance test occurs normally over three to six months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.
The initial sales of 3D Printers and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgement and is periodically updated as new relevant information becomes available.
The Recurring Payment transactions, which are structured as operating leases, were a small percentage of revenue during 2021 and 2020. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

Support Services are included with most 3D Printer sale transactions and Recurring Payment transactions. Support services consist of field service engineering, phone and email support, preventative maintenance, and limited on and off-site consulting support. A subsequent Support Service contract is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately. Support Service revenue is recognized over the contract period beginning with customer performance test acceptance.
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized when the customer takes title to the product. Other revenue was not material for the nine months ended September 30, 2021 and 2020.
Cost of Revenue
Our cost of revenue includes the “Cost of 3D Printers,” “Cost of Recurring Payment” and “Cost of Support Services.”
Cost of 3D Printers includes the manufacturing cost of our components and subassemblies purchased from vendors for the assembly, as well as raw materials and assemblies, shipping costs and other directly associated costs. Cost of 3D Printers also includes allocated overhead costs from headcount-related costs, such as salaries, stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.
Cost of Recurring Payment includes depreciation of the leased equipment over the useful life of five years less the residual value, and an allocated portion of Cost of Support Services.
Cost of Support Services includes the cost of spare or replacement parts for preventive maintenance, installation costs, headcount-related costs such as salaries, stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs. The headcount-related costs are directly associated with the engineers dedicated to remote and on-site support, training, travel costs and other services costs.
Gross Profit and Gross Margin
Our gross profit is revenue less cost of revenue and our gross margin is gross profit as a percentage of revenue. The gross profit and gross margin for our products are varied and are expected to continue to vary from period to period due to the mix of products sold through either a 3D Printer sale transaction or a Recurring Payment transaction, new product introductions and efforts to optimize our operational costs. Other factors affecting our gross profit include changes to our material costs, assembly costs that are themselves dependent upon improvements to yield, and any increase in assembly overhead to support a greater number of 3D Printers sold and markets served.
Research and Development Expenses
Our research and development expenses represent costs incurred to support activities that advance the development of innovative AM technologies, new product platforms and consumables, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and related personnel costs for individuals working in our research and development departments, including stock-based compensation, prototypes, design expenses, information technology costs and software license amortization, consulting and contractor costs, and an allocated portion of overhead costs, including depreciation of property and equipment used in research and development activities.
Selling and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel costs for individuals working in our sales and marketing departments, including stock-based compensation, costs related to trade shows and events, advertising, marketing promotions, travel costs and an allocated portion of overhead costs, including information technology costs and costs for customer validation.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs for individuals associated with our executive, administrative, finance, legal, information technology and human resources functions, including stock-based compensation, professional fees for legal, audit and compliance, accounting and consulting services, general corporate costs, facilities, rent, information technology costs, insurance, bad debt expenses and an allocated portion of overhead costs, including equipment and depreciation and other general and administrative expenses.
Interest Expense
Interest expense primarily consists of interest incurred under our outstanding debt and finance leases.
Loss on the Convertible Note Modification
Loss on the convertible note modification relates to the convertible note agreement modification that occurred in September 2021.
Gain/(Loss) on Fair Value of Warrants
Loss on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities, including liabilities related to the public warrants and private placement warrants, which are subject to remeasurement at each balance sheet date.
Gain on Fair Value of Contingent Earnout Liabilities
Loss on valuation of contingent earnout liabilities relates to the changes in the fair value of contingent earnout liabilities related to the Earn-Out Shares, which are subject to remeasurement at each balance sheet date.
Other Income (Expense), Net
Other income, net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of September 30, 2021, there was no foreign income taxes or liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020:
The following table summarizes our historical results of operation for the periods presented:

	Three months ended September 30,
	2021		2020		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$7,281	83.6%	$1,738	76.5%	$5,543	318.9%
Recurring payment	596	6.8%	146	6.4%	450	308.2%
Support services	834	9.6%	389	17.1%	445	114.4%
Total Revenue	8,711	100.0%	2,273	100.0%	6,438	283.2%
Cost of revenue
3D Printer	5,692	65.3%	1,142	50.2%	4,550	398.4%
Recurring payment	418	4.8%	102	4.5%	316	309.8%
Support services	1,127	12.9%	541	23.8%	586	108.3%
Total cost of revenue	7,237	83.1%	1,785	78.5%	5,452	305.4%
Gross profit	1,474	16.9%	488	21.5%	986	202.0%
Operating expenses
Research and development	7,987	91.7%	4,043	177.9%	3,944	97.6%
Selling and marketing	3,346	38.4%	1,526	67.1%	1,820	119.3%
General and administrative	5,158	59.2%	1,941	85.4%	3,217	165.7%
Total operating expenses	16,491	189.3%	7,510	330.4%	8,981	119.6%
Loss from operations	(15,017)	(172.4)%	(7,022)	(308.9)%	(7,995)	113.9%
Interest expense	(986)	(11.3)%	(48)	(2.1)%	(938)	1954.2%
Loss on the convertible note modification	(50,577)	(580.6)%	—	—%	(50,577)	100.0%
Gain/(loss) on fair value of warrants	(1,892)	(21.7)%	(2)	(0.1)%	(1,890)	94500.0%
Gain on fair value of contingent earnout liabilities	2,014	23.1%	—	—%	2,014	100.0%
Other income (expense), net	(120)	(1.4)%	(35)	(1.5)%	(85)	242.9%
Loss before provision for income taxes	(66,578)	(764.3)%	(7,107)	(312.7)%	(59,471)	836.8%
Provision for income taxes	—	—	—	—	—	—%
Net loss and comprehensive loss	$(66,578)	(764.3)%	$(7,107)	(312.7)%	$(59,471)	836.8%

Revenue
Total revenue for the three months ended September 30, 2021 and 2020 was $8.7 million and $2.3 million, respectively, an increase of $6.4 million, or 283.2%.
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three months ended September 30,
	2021		2020
	(In thousands, except for percentages)
3D Printer sales	$7,281	83.6%	$1,738	76.5%
Recurring payment	596	6.8%	146	6.4%
Support services	834	9.6%	389	17.1%
Total Revenue	$8,711	100.0%	$2,273	100.0%
3D Printer sales were $7.2 million and $1.7 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $5.5 million, which was attributed to five 3D Printer sales compared to one 3D Printer sale, respectively. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, is earned upon completion of the site acceptance test and amortized straight-line over the lease term, and was $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020. The increase was primarily attributed to an increase from seven to nine 3D Printer systems in service generating Recurring Payment revenue for the three months ended September 30, 2021 compared to three systems in service for the three months ended September 30, 2020.
For the three months ended September 30, 2021, three 3D Printer systems were shipped under Recurring Payments. Two of the systems shipped under the Recurring Payment were pending site acceptance testing (“SAT”) completion as of September 30, 2021.
For the three months ended September 30, 2020, two 3D Printer systems were shipped under the Recurring Payments. One of the systems shipped was pending SAT completion as of September 30, 2020.
Our Support Service revenue, which is deferred at the shipment date and amortized over the service contract period, was $0.8 million and $0.4 million, respectively, for the three months ended September 30, 2021 and 2020. The increase was primarily attributed to 38 3D Printer systems in service as of September 30, 2021 compared to 20 3D Printers in service as of September 30, 2020.
In late 2021 or early 2022, we will begin to transition to a sale and utilization fee model with customers. Under this model customers pay an upfront amount that is less than the full purchase price to purchase the 3D Printer system and the purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. We intend future sales from the Recurring Payments to be based on this sale and utilization fee model in 2022 and future years.
We expect the demand for the Sapphire XC to increase our revenue in the future. As of September 2021, we have received 14 firm orders and a further 21 reservations with deposits for manufacturing slots. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.
Revenue trends from our largest customer, SpaceX, have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. SpaceX revenue is comprised of 3D Printer sales, which is the largest component and is recognized in the quarter that the shipment occurs, and revenue from Support Services which is significantly smaller and is recognized over the service period. SpaceX ordered its first Sapphire system in 2018, eleven Sapphire systems in 2019, and one Sapphire system in 2021. Of these 13 3D Printers, we delivered one in 2018, seven in 2019, four in 2020 and one in 2021.
In June 2020, we received an order from SpaceX for ten of our next generation Sapphire XC systems, which are currently under development, as discussed above under “Commercial Launch of the Sapphire XC System”. We anticipate that we will ship the first Sapphire XC system at the end of 2021, with the majority of the shipments under this order occurring in 2022.
As a result of the anticipated shipment of the Sapphire XC 3D Printers in 2022, we expect that SpaceX revenues as a percentage of our total revenues will increase in 2022 compared to 2021. We expect SpaceX to continue to be an important customer going forward. However, SpaceX’s contribution as a percentage of our total revenue will depend on the timing of shipments, as described above.
Cost of Revenue
Total cost of revenue for the three months ended September 30, 2021 and 2020 was $7.2 million and $1.8 million, respectively, an increase of $5.5 million, or 305.4%. The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Three months ended September 30,
	2021		2020
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$5,692	78.7%	$1,142	64.0%
Cost of Recurring Payment	418	5.8%	102	5.7%
Cost of Support Services	1,127	15.6%	541	30.3%
Total Cost of Revenue	$7,237	100.0%	$1,785	100.0%
Cost of 3D Printers was $5.7 million and $1.1 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $4.6 million. The increase was due to five 3D Printers sold in the three months ended September 30, 2021 compared to the one 3D Printer sold in the three months ended September 30, 2020. For the three months ended September 30, 2021, cost of 3D Printers per unit increased compared to the same period in 2020, due to higher factory overhead costs to scale up operations, new metals development costs, and increased costs to expedite shipping for manufacturing materials and assemblies.
Cost of Recurring Payment was $0.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.3 million due to the depreciation of the equipment on lease and allocable Cost of Support Services.
Cost of Support Services was $1.1 million and $0.5 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $0.6 million. The increase was primarily attributable to the $0.5 million in costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2021 compared to 2020.
Cost of revenue as a percentage of revenue was 83.1% and 78.5%, respectively, for the three months ended September 30, 2021 and 2020. This was primarily due to an additional production and service costs to support the 2022 growth plan, and higher maintenance costs for upgrading systems to enhance reliability performance of in 2021 compared to 2020.

Gross Profit and Gross Margin
Total gross profit was $1.5 million and $0.5 million, respectively, for the three months ended September 30, 2021 and 2020. As a percentage of revenue, the gross margin was 16.9% and 21.5%, respectively, for the three months ended September 30, 2021 and 2020. The decrease in gross profit was primarily attributable to increased Cost of 3D Printers and increased Cost of Support Services for the three months ended September 30, 2021 as compared to the same period in 2020, as discussed above.
Changes in mix of transaction types may have a short-term impact on gross margin as the gross margin in the initial year of a Recurring Payment transaction is lower than for a sale transaction. We also expect a temporary negative impact to our gross profit and gross margin due to increased Service Support cost with the commercialization of the Sapphire XC which is typical for larger and more complex products. Additionally, our gross profit and gross margin are, or may be, influenced by a number of factors, including:
•Market conditions that may impact our pricing;
•Production volumes that may impact factory overhead absorption; and
•Cost of our Support Services and product support may be influenced by product mix changes, including new production introductions, and other factors.
Research and Development Expenses
Research and development expenses were $8.0 million and $4.0 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $4.0 million. The research and development expenses have increased due to the development of the Sapphire XC system.
The increases in research and development expenses were related to a $2.4 million increase in components design and engineering testing and validation for the Sapphire XC large format AM system, a $1.4 million increase for additional headcount, salaries and employee-related expenses, and a $0.2 million increase in product development expenses for new parts.
We expect research and development costs to increase over time as we continue to invest in enhancing and advancing our portfolio of AM solutions. In the near term, we expect an increase to be driven by research and development expenses for the product development of the Sapphire XC system which is anticipated for delivery in late 2021.
Selling and Marketing Expenses
Selling and marketing expenses were $3.3 million and $1.5 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $1.8 million. For the three months ended September 30, 2021, we attended three trade shows and are returning to in-person potential customer on-site visits under our COVID safety protocols.
The increase in selling and marketing expenses for the three months ended September 30, 2021 was attributable to a $1.3 million increase for additional headcount, salaries and employee-related expenses, a $0.3 million increase in trade show expense and a $0.2 million increase in new marketing initiatives and branding expenses.
We expect selling and marketing expenses to increase over time as we expand our headcount, initiate new marketing campaigns and launch new product platforms. We expect to enter into new distributor agreements to expand markets and may need to incur incremental fees or sales commissions.
We expect the selling and marketing activities ultimately to return to pre-COVID levels as our selling and marketing teams return to travel, attend trade shows, launch new initiatives, increase advertising campaigns and generate market awareness.

General and Administrative
General and administrative expenses were $5.2 million and $1.9 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $3.3 million.
The increase for the three months ended September 30, 2021 in general and administrative expenses was attributable to Merger related expenses of $0.9 million with increases in advisory, legal and accounting fees that are not eligible for capitalization, a $1.4 million increase in additional headcount, salaries and employee-related benefits, a $0.4 million increase in recruiting related expenses, and a $0.6 million increase in travel related costs and other operating expenses.
We expect general and administrative expenses to increase as a result of our expected increase in scale of our operations and the increased costs of operating as a public company. We expect increased expenses for general and director and officer’s insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.
Interest Expense
Interest expense was $1.0 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020, an increase of $0.9 million. The increase was related to increased outstanding debt balances. We drew down $15.0 million in May 2021 and $5.0 million in July 2021 under the term loan facility and repaid the prior term loan and property & equipment loan. In August 2021, we drew an additional $3.0 million on the revolver facility.
Loss on the Convertible Note Modification
The loss on the convertible note modification was $50.6 million for the three months ended September 30, 2021. There was no debt modification for the three months ended September 30, 2020. In September 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note.
Gain/(Loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $1.9 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020 and was related to the non-cash fair value change of the warrant liabilities.
Loss on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $2.0 million for the three months ended September 30, 2021 and was related to the non-cash fair value change of the contingent earnout liabilities. There was no contingent earnout liability in 2020.
Other Income (Expense), Net
Other income (expense), net was $0.1 million and less than $0.1 million, respectively, for the three months ended September 30, 2021 and 2020.

Income Taxes
No provision for federal and state income taxes was recorded because we incurred losses for the three months ended September 30, 2021 and 2020 and maintained a full valuation allowance on the deferred tax assets as of September 30, 2021 and 2020.
We will continue to review on a quarterly basis our conclusions about the appropriate amount of the valuation allowance. If we were to generate profits in 2021 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Comparison of the Nine Months Ended September 30, 2021 and 2020:
The following table summarizes our historical results of operation for the periods presented:

	Nine months ended September 30,
	2021		2020		Change	%
	(In thousands, except percentages)
Revenue
3D Printer	$13,594	79.8%	$11,038	90.2%	$2,556	23.2%
Recurring payment	1,231	7.2%	146	1.2%	1,085	743.2%
Support services	2,204	12.9%	1,049	8.6%	1,155	110.1%
Total Revenue	17,029	100.0%	12,233	100.0%	4,796	39.2%
Cost of revenue
3D Printer	10,174	59.7%	6,852	56.0%	3,322	48.5%
Recurring payment	862	5.1%	102	0.8%	760	745.1%
Support services	2,725	16.0%	1,286	10.5%	1,439	111.9%
Total cost of revenue	13,761	80.8%	8,240	67.4%	5,521	67.0%
Gross profit	3,268	19.2%	3,993	32.6%	(725)	(18.2)%
Operating expenses
Research and development	19,081	112.1%	10,917	89.2%	8,164	74.8%
Selling and marketing	7,706	45.3%	4,401	36.0%	3,305	75.1%
General and administrative	15,162	89.0%	6,069	49.6%	9,093	149.8%
Total operating expenses	41,949	246.3%	21,387	174.8%	20,562	96.1%
Loss from operations	(38,681)	(227.1)%	(17,394)	(142.2)%	(21,287)	122.4%
Interest expense	(1,630)	(9.6)%	(200)	(1.6)%	(1,430)	715.0%
Loss on the convertible note modification	(50,577)	(297.0)%	—	—%	(50,577)	100.0%
Gain/(loss) on fair value of warrants	(3,633)	(21.3)%	5	—%	(3,638)	(72760.0)%
Gain on fair value of contingent earnout liabilities	2,014	11.8%	—	—%	2,014	100.0%
Other income (expense), net	(156)	(0.9)%	(2)	—%	(154)	7700.0%
Loss before provision for income taxes	(92,663)	(544.1)%	(17,591)	(143.8)%	(75,072)	426.8%
Provision for income taxes	—	—	—	—	—	—%
Net loss and comprehensive loss	$(92,663)	(544.1)%	$(17,591)	(143.8)%	$(75,072)	426.8%
Revenue
Total revenue for the nine months ended September 30, 2021 and 2020 was $17.0 million and $12.2 million, respectively, an increase of $4.8 million, or 39.2%.
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2021		2020
	(In thousands, except for percentages)
3D Printer sales	$13,594	79.8%	$11,038	90.2%
Recurring payment	1,231	7.2%	146	1.2%
Support services	2,204	12.9%	1,049	8.6%
Total Revenue	$17,029	100.0%	$12,233	100.0%
3D Printer sales for the nine months ended September 30, 2021 and 2020 was $13.6 million and $11.0 million, respectively, an increase of $2.6 million, which was attributed to nine and seven 3D Printer sales, respectively. The

3D Printer sales included parts and consumables revenue. The increase reflected the rapid growth of our business and customer acceptance.
Revenue under Recurring Payment, structured as an operating lease, is earned upon completion of the site acceptance test and amortized straight-line over the lease term, and was $1.2 million and $0.1 million, respectively, for the nine months ended September 30, 2021 and 2020.
For the nine months ended September 30, 2021, we had an increase from three to nine 3D Printer systems under Recurring Payments generating revenue, of which two units with lease buyout options were exercised and were recorded as 3D Printer sales during the third quarter of 2021 when the customers exercised their purchase option at the end of the lease term instead of renewing their leases. In addition to the nine 3D Printer systems generating revenue for the nine months ended September 30, 2021, we had two additional 3D Printer systems under Recurring Payment pending SAT completion as of September 30, 2021.
For the nine months ended September 30, 2020, we had two 3D Printer systems under Recurring Payments and shipped an additional system under Recurring Payments, pending SAT completion as of September 30, 2020.
Our Support Service revenue, which is deferred at the shipment date and amortized over the service contract period, was $2.2 million and $1.0 million, respectively, for the nine months ended September 30, 2021 and 2020. The increase was primarily attributed to 38 3D Printer systems in service as of September 30, 2021 compared to 20 3D Printers in service as of September 30, 2020.
Cost of Revenue
Total cost of revenue was $13.8 million and $8.2 million, respectively, an increase of $5.5 million, or 67.0%. The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2021		2020
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$10,174	73.9%	$6,852	83.2%
Cost of Recurring Payment	862	6.3%	102	1.2%
Cost of Support Services	2,725	19.8%	1,286	15.6%
Total Cost of Revenue	$13,761	100.0%	$8,240	100.0%
Cost of 3D Printers was $10.2 million and $6.9 million, respectively, for the nine months ended September 30, 2021 and 2020. Nine 3D Printers and seven 3D Printers were sold in each of the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cost of 3D Printers increased due to more unit sales, and per unit increases compared to the same period in 2020, due to higher factory overhead costs to scale up operations, new metals development costs and increased costs to expedite shipping for manufacturing materials and assemblies.
Cost of Recurring Payment was $0.9 million and $0.1 million, respectively. The increase was due to the depreciation of the equipment on lease and allocable Cost of Support Services.
Cost of Support Services was $2.7 million and $1.3 million, respectively, for the nine months ended September 30, 2021 and 2020. The increase was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2021 compared to 2020. There were 38 3D Printer systems active in the field as of September 30, 2020 as compared to 20 3D Printer systems active as of September 30, 2020. The first nine months of 2021 included an additional $1.2 million in costs for upgrading systems to enhance system reliability performance compared to the first nine months of 2020.
Gross Profit and Gross Margin
Total gross profit was $3.3 million and $4.0 million, respectively, for the nine months ended September 30, 2021 and 2020. As a percentage of revenue, the gross margin was 19.2% and 32.6%, respectively, for the nine months ended September 30, 2021 and 2020. The decrease in gross profit was primarily attributable to the factors mentioned above for the costs for preventative maintenance and field service engineering labor costs, costs associated with the systems upgrades and higher factory overhead costs.
Research and Development Expenses
Research and development expenses were $19.1 million and $10.9 million, respectively, for the nine months ended September 30, 2021 and 2020, an increase of $8.2 million. The research and development expenses have primarily increased due to the development of the Sapphire XC system.
The increases in research and development for the nine months of 2021 compared to 2020 were related to $1.2 million increases in product development expenses for new parts, $1.7 million increases for additional headcount, salaries and employee-related expenses and $5.3 million increases in components design and engineering validation in the Sapphire XC large format AM system.
We expect research and development costs to increase over time as we continue to invest in enhancing and advancing our portfolio of AM solutions. In the near term, we expect an increase to be driven by research and development expenses for the product development of the Sapphire XC system which is anticipated for delivery in late 2021.
Selling and Marketing Expenses
Selling and marketing expenses $7.7 million and $4.4 million, respectively, for the nine months ended September 30, 2021 and 2020, an increase of $3.3 million. During the later part for the nine months ended September 30, 2021, we attended three trade shows and are returning to in-person potential customer on-site visits under our COVID safety protocols.
The increase in selling and marketing expenses for the first nine months of 2021 compared to 2020 were related to $2.4 million increase for additional headcount, salaries and employee-related expenses, $0.3 million increases in additional trade show expense and $0.6 million increases in new marketing initiatives and branding expenses.
We expect selling and marketing expenses to increase over time as we expand our headcount, initiate new marketing campaigns and launch new product platforms. We expect to enter into new distributor agreements to expand markets and may need to incur incremental fees or sales commissions.
We expect the selling and marketing activities ultimately to return to pre-COVID levels as our selling and marketing teams return to travel, attend trade shows, launch new initiatives, increase advertising campaigns and generate market awareness.
General and Administrative
General and administrative expenses were $15.2 million and $6.1 million, respectively, for the nine months ended September 30, 2021 and 2020, an increase of $9.1 million.
The increase in the first nine months of 2021 compared to 2020 were related to increases in Merger related expenses of $4.4 million for advisory, legal and accounting fees. Additionally, $2.4 million increases for additional headcount, salaries and employee-related benefits, $1.2 million increases in additional recruiting related expenses, and $1.1 million increases in additional facilities and other operating expenses.

We expect general and administrative expenses to increase as a result of our expected increase in scale of our operations and the increased costs of operating as a public company. We expect increased expenses for general and director and officer’s insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.
Interest Expense
Interest expense was $1.6 million and $0.2 million, respectively, for the nine months ended September 30, 2021 and 2020, an increase of $1.4 million due to higher outstanding debt in 2021 compared to 2020. We drew an additional $15.0 million in May 2021 and $5.0 million in July 2021 under the term loan facility and repaid the existing term loan and property & equipment loan. In August 2021, we drew an additional $3.0 million on the revolver facility.
Loss on the Convertible Note Modification
The loss on the convertible note modification was $50.6 million for the nine months ended September 30, 2021. There was no debt modification for the nine months ended September 30, 2020. In September 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note.
Gain/(Loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $3.6 million and less than $0.1 million, respectively, for the nine months ended September 30, 2021 and 2020 and was related to the non-cash fair value change of the warrant liabilities.
Loss on Fair Value of Contingent Earnout Liabilities
The change in fair value of the earnout liability resulted in a gain of $2.0 million for the nine months ended September 30, 2021 and was related to the non-cash fair value change of the contingent earnout liabilities. There was no earnout liability in 2020.
Other Income (Expense), Net
Other income (expense), net was $0.2 million and less than $0.1 million, respectively, for the nine months ended September 30, 2021 and 2020.
Income Taxes
No provision for federal and state income taxes was recorded because we incurred losses for the nine months ended September 30, 2021 and 2020 and maintained a full valuation allowance on the deferred tax assets as of September 30, 2021 and 2020.
Non-GAAP Financial Information
We use non-GAAP financial measures to help us make strategic decisions, establish budgets and operational goals for managing its business, analyze our financial results and evaluate its performance. We also believe that the presentation of these non-GAAP financial measures in this Quarterly Report provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods. However, the non-GAAP financial measures presented in this Quarterly Report may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented in this Quarterly Report should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with generally accepted accounting principles accepted in the United States (“GAAP”).
The information in the table below sets forth the non-GAAP financial measures that we use in this Quarterly Report. Because of the limitations associated with these non-GAAP financial measures, “Adjusted Net Income (loss)”, “Adjusted Net Income (loss) as a percent of revenue”, “EBITDA”, “Adjusted EBITDA”, “Adjusted EBITDA as a percent of revenue”, “Adjusted Operating Expense”, and “Adjusted Operating Expenses as a percent of revenue” should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Net Income (loss), Adjusted Net Income (loss) as a percent of revenue, EBITDA, Adjusted EBITDA, Adjusted EBITDA as a percent of revenue, Adjusted Operating Expense and Adjusted Operating Expenses as a percent of revenue on a supplemental basis. You should review the reconciliation of the non-GAAP financial measures below and not rely on any single financial measure to evaluate our business.
The following tables reconcile “Net loss and comprehensive loss” to Adjusted Net Income (loss), Adjusted Net Income (loss) as a percent of revenue, EBITDA, Adjusted EBITDA, and Adjusted EBITDA as a percent of revenue, and “Total Operating Expenses” to Adjusted Operating Expenses and Adjusted Operating Expense as a percent of revenue during the three and nine months ended September 30, 2021 and 2020, respectively:
Non-GAAP Reconciliation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(In thousands, except for percentages)
	% of Rev		% of Rev		% of Rev		% of Rev
Revenues	$8,711	100.0%	$2,273	100.0%	$17,029	100.0%	$12,233	100.0%
Gross profit	1,474	16.9%	488	21.5%	3,268	19.2%	3,993	32.6%
Net loss and comprehensive loss	$(66,578)	(764.3)%	$(7,107)	(312.7)%	$(92,663)	(544.1)%	$(17,591)	(143.8)%
Stock based compensation	676	7.8%	466	20.5%	1,751	10.3%	1,243	10.2%
Change in fair value of warrant liabilities	1,892	21.7%	2	0.1%	3,633	21.3%	(5)	—%
Change in fair value of contingent earnout liabilities	(2,014)	(23.1)%	—	—%	(2,014)	(11.8)%	—	—%
Merger transaction and other related costs	846	9.7%	—	—%	4,360	25.6%	—	—%
Loss on the convertible note modification	50,577	580.6%	—	—%	50,577	297.0%	—	—%
Adjusted Net income (loss)	$(14,601)	(167.6)%	$(6,639)	(292.1)%	$(34,356)	(201.7)%	$(16,353)	(133.7)%

Non-GAAP Reconciliation

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	(In thousands, except for percentages)
	% of Rev		% of Rev		% of Rev		% of Rev
Revenues	$8,711	100.0%	$2,273	100.0%	$17,029	100.0%	$12,233	100.0%
Net loss and comprehensive loss	(66,578)	(764.3)%	(7,107)	(312.7)%	(92,663)	(544.1)%	(17,591)	(143.8)%
Interest expense	986	11.3%	48	2.1%	1,630	9.6%	200	1.6%
Tax expense	—	—%	—	—%	—	—%	—	—%
Depreciation and amortization	584	6.7%	322	14.2%	1,276	7.5%	851	7.0%
EBITDA	$(65,008)	(746.3)%	$(6,737)	(296.4)%	$(89,757)	(527.1)%	$(16,540)	(135.2)%
Stock based compensation	676	7.8%	466	20.5%	1,751	10.3%	1,243	10.2%
Change in fair value of warrant liabilities	1,892	21.7%	2	0.1%	3,633	21.3%	(5)	—%
Change in fair value of contingent earnout liabilities	(2,014)	(23.1)%	—	—%	(2,014)	(11.8)%	—	—%
Merger transaction and other related costs	846	9.7%	—	—%	4,360	25.6%	—	—%
Loss on the convertible note modification	50,577	580.6%	—	—%	50,577	297.0%	—	—%
Adjusted EBITDA	$(13,031)	(149.6)%	$(6,269)	(275.8)%	$(31,450)	(184.7)%	$(15,302)	(125.1)%

Non-GAAP Reconciliation

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	(In thousands, except for percentages)
		% of Rev		% of Rev		% of Rev		% of Rev
Revenue	$8,711	100.0%	$2,273	100.0%	$17,029	100.0%	$12,233	100.0%
Operating expenses
Research and development	7,987	91.7%	4,043	177.9%	19,081	112.1%	10,917	89.2%
Selling and marketing	3,346	38.4%	1,526	67.1%	7,706	45.3%	4,401	36.0%
General and administrative	5,158	59.2%	1,941	85.4%	15,162	89.0%	6,069	49.6%
Total operating expenses	$16,491	189.3%	$7,510	330.4%	$41,949	246.3%	$21,387	174.8%
Stock based compensation	676	7.8%	466	20.5%	1,751	10.3%	1,243	10.2%
Merger transaction and other related costs	846	9.7%	—	—%	4,360	25.6%	—	—%
Adjusted operating expenses	$14,969	171.8%	$7,044	309.9%	$35,838	210.5%	$20,144	164.7%
Adjusted Net Income (loss). We define “Adjusted Net Income (loss)” as our net loss and comprehensive income excluding stock-based compensation expense (pre-tax effect), change in fair value of warrant liabilities, the change in fair value of contingent earnout liabilities, merger related transactional costs and loss on convertible note modification. We have presented Adjusted Net Income (loss) because we believe this provides useful supplemental measures that assist in evaluating our ability to generate earnings from our revenue and to more readily compare these metrics between past and future periods.
Adjusted Net Income (loss) as a percent of Revenue. We define “Adjusted Net Income (loss) as a percent of revenue” as Adjusted Net Income (loss) (as defined above) as a percent of total revenue. We have presented Adjusted Net Income (loss) as a percent of revenue because we believe this provides useful supplemental measures that assist in evaluating our ability to generate earnings from our revenue and to more readily compare these metrics between past and future periods.
EBITDA. We define “EBITDA” as our net loss and comprehensive income excluding interest expense, tax expense, and depreciation and amortization. We have presented EBITDA because we believes that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in its industry.
Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA (as defined above) excluding stock-based compensation expense (pre-tax effect), change in fair value of warrant liabilities, the change in fair value of contingent earnout liabilities, merger related transactional costs and loss on the convertible note modification. We have presented Adjusted EBITDA because we believe this is an important measure used by industry analysts and investors to compare our performance against that of our peer group and it provides a useful measure for period-to-period comparisons of our core operating performance.
Adjusted EBITDA as a percent of revenue. We define “Adjusted EBITDA as a percent of revenue” as Adjusted EBITDA (as defined above) as a percent of total revenue. We have presented Adjusted EBITDA as a percent of revenue because we believe this provides useful supplemental measures that assist in evaluating our ability to generate earnings from revenue and to more readily compare these metrics between past and future periods.
Adjusted Operating Expenses. We define “Adjusted Operating Expenses” as our total operating expenses excluding stock-based compensation expense (pre-tax effect), and merger related transactional costs. We have presented Adjusted Operating Expenses because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operating expenses to other companies in its industry.

Adjusted Operating Expenses as a percent of revenue. We define “Adjusted Operating Expenses as a percent of revenue” as Adjusted Operating Expenses (as defined above) as a percent of total revenue. We have presented Adjusted Operating Expenses as a percent of revenue because we believe this is an important measure used by industry analysts and investors to compare our performance against that of our peer group and it provides a useful measure for period-to-period comparisons of our core operating performance.
Liquidity and Capital Resources
The financial statements included elsewhere in the Quarterly Report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On September 29, 2021, we completed the Reverse Recapitalization, which resulted in us receiving approximately $278.3 million in total net proceeds, including $155.0 million from the PIPE Financing. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and subassembly purchases, general and administrative expenses, and others.
As of September 30, 2021, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $66.6 million and $7.1 million for the three months ended September 30, 2021 and 2020, respectively, and incurred net losses of $92.7 million and $17.6 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, we had $296.8 million in cash and cash equivalents and an accumulated deficit of $215.4 million.
Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods and services delivered previously. Certain Sapphire XC purchase orders for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the fourth quarter of 2021 and the first quarter of 2022.
Term Loan
As of September 30, 2021, the outstanding balance of our term loan due to our primary lender and banking institution was $20.0 million, with a variable interest rate of the greater of 9% or Prime plus 5.75% and a term of thirty months. In July 2021, we borrowed an additional $5.0 million from the term loan facility to fund our operations. We have $15.0 million of the term loan facility undrawn, the availability of which is subject to us achieving certain financial performance targets.
In addition, the term loan facility included a short term $10.0 million working capital revolver line of credit. In August 2021, we drew on the working revolver line of credit in the amount of $3.0 million. The outstanding balance as of September 30, 2021 was $3.0 million.
On October 29, 2021, we repaid the $20.7 million outstanding balance, interest and fees of the term loan in full using proceeds from the Merger.
Equipment Loans Secured by Leased Equipment
As of September 30, 2021, we had $5.6 million due related to equipment loans secured by leased equipment. The facility has variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years.
Our debt borrowings for the term loan, revolving credit line and equipment loans secured by leased equipment have variable interest rates. We do not hedge our exposure to changes in interest rates. As of September 30, 2021, we had $28.0 million in variable rate debt outstanding, respectively. A 10% change in interest rates would not have a material impact on annualized interest expense.
Facilities Expansion
Our lease commenced on November 1, 2021, for an 80,000+ square foot facility. As of September 30, 2021, we have invested $3.0 million into lab equipment and leasehold improvements. We will invest an addition $4.0 million to $7.0 million in factory equipment and leasehold improvements to begin production of our Sapphire XC systems. The lease agreement for the manufacturing facility was signed on June 28, 2021, with a term of 65 months and a contractual obligation of $10.9 million in base rent and certain reimbursement of lessor’s operating expenses. Any delays in successful completion of these steps may impact our ability to generate revenue from these products. As of September 30, 2021, the manufacturing facility lease obligations was not recorded on the balance sheet, and only included under operating leases as a contractual obligation. We are currently constructing and outfitting the building. As set forth under ASC 842, Leases, the delivery of the building has not been completed as of September 30, 2021, as the landlord is completing improvements to the facility as per the terms of the agreement.
In July 2021, we commenced our lease for a 5,000+ square foot facility for research and development. The lease for this facility, located in California, has a term of 36 months and contractual obligation of $0.5 million in base rent.
Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020
	(In thousands)
Net cash used in operating activities	$(31,266)	$(19,895)	$(11,371)
Net cash used in investing activities	$(8,453)	$(3,179)	$(5,274)
Net cash provided by financing activities	$323,546	$34,926	$288,620
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $31.3 million, consisting primarily of net loss of $92.7 million and an increase in net operating assets of $6.2 million, primarily comprised of increases in contract liabilities of $12.4 million primarily related to customer deposits, increases in accrued expenses and other liabilities of $3.4 million, increases in prepaid expenses and other current assets of $4.2 million related to insurance and vendor prepayments, increases in inventories of $3.0 million for Sapphire system production, increases in accounts receivable of $5.3 million due to timing of customer payments, decreases in contract assets due to customer invoice timing of $1.5 million and increases in other operating activities of $1.4 million, offset by noncash charges of $55.2 million. The noncash charges primarily consisted of the loss on the convertible note modification of $50.6 million, the change in fair value related to the warrants of $3.6 million, depreciation and stock-based compensation expense, offset by the change in fair value related to the contingent earnout liabilities of $2.0 million.
Net cash used in operating activities for the nine months ended September 30, 2020 was $19.9 million, consisting primarily of net loss of $17.6 million, and a decrease in net operating assets of $4.4 million, primarily comprised of increases in accrued expenses and other current liabilities of $1.2 million, increases in inventories of $1.4 million for Sapphire system production, and increases in other net operating assets of $1.7 million, and offset by noncash charges of $2.1 million. The noncash charges primarily consisted of depreciation and stock-based compensation expense.
We expect our cash used in operating activities to increase as we increase inventory levels associated with the launch of the new Sapphire XC system in the near future.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $8.5 million, consisting of property and equipment purchases of $1.5 million, and production of equipment for the equipment on lease to customers of $6.9 million.
Net cash used in investing activities during the nine months ended September 30, 2020 was $3.2 million,     consisting of property and equipment purchases of $0.2 million and production of equipment for the equipment on lease to customers of $3.0 million.
We expect our capital expenditures to increase as we expand existing operations and current development programs for commercialization of the new Sapphire XC system.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $323.5 million, consisting of financing activities resulting primarily from the net proceeds of $143.2 million from the Merger, $155.0 million from the PIPE Financing, proceeds of $19.3 million from the loan refinance, net of issuance costs, proceeds of $3.0 million from the term loan revolving credit line, proceeds of $5.4 million from equipment loans, net of issuance costs, proceeds of $5.0 million from the convertible notes and proceeds of $0.3 million from the issuance of common stock upon exercise of stock options, offset by repayments of $5.0 million for the term loan, repayments of $0.9 million for the property and equipment loan, and repayments of $1.9 million for the equipment loans.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $34.9 million, consisting of financing activities resulting primarily from proceeds of $28.3 million from the issuance of Legacy Velo3D Series D redeemable convertible preferred stock, net of transaction costs, proceeds of $5.4 million from the convertible note, proceeds of $1.6 million from equipment loans, and proceeds of less than $0.1 million from the issuance of common stock upon exercise of stock options, offset by repayments of $0.4 million of equipment loans.
We expect to provide cash by financing activities by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.”
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.
Contractual Obligations
The table below summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	Total
	(In thousands)
Operating leases	$2,666	$5,385	$4,783	$12,834
Debt principal, interest and fees	14,773	14,322	—	29,095
Purchase commitments	26,835	—	—	26,835
Total contractual cash obligations	$44,274	$19,707	$4,783	$68,764
The lease agreement for the 80,000+ square foot manufacturing facility was signed on June 28, 2021, with a commencement date of November 1, 2021. The manufacturing facility lease has a term of 65 months and contractual obligation of $10.9 million in base rent and certain reimbursement of lessor’s operating expenses. We plan to invest an additional $4.0 million to $7.0 million in factory equipment and leasehold improvements to begin production of our Sapphire XC systems.
As of September 30, 2021, the manufacturing facility lease obligations were not recorded on the balance sheet, and only included under operating leases as a contractual obligation. We are currently constructing and outfitting the building. As set forth under ASC 842, Leases, the delivery of the building has not been completed as of September 30, 2021, as the landlord is completing improvements to the facility as per the terms of the agreement.
Included within purchase commitments, certain Sapphire XC purchase orders for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the fourth quarter of 2021 and the first quarter of 2022.
Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies, in our audited financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.
Common Stock Warrants Liabilities
We assumed 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Spitfire Sponsor, LLC (the “Sponsor”) upon the Merger, all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”) and subsequent over-allotment and entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. During the three and nine months ended September 30, 2021, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by us and exercisable by such holders on the same basis as the Public Warrants.
We evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Common Stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Common Stock may be entitled to cash. These provisions preclude us from classifying the Common Stock Warrants in stockholders’ equity.

We classify our Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As the Common Stock Warrants meet the definition of a derivative, we recorded these warrants within Warrant liabilities on the condensed balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the condensed statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 16 to the condensed financial statements) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value of Measurements” as described in Note 2 to the condensed financial statements) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s condensed financial statements, see Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in its notes to condensed financial statements in this Quarterly Report.
Implications of Being an Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(A) of the Securities Act and has elected to take advantage of the benefits of this extended transition period.
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited financial statements of Velo3D included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine months ended September 30, 2021 and 2020.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which hawse have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the previous three years.

Implications of Being a Smaller Reporting Company
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.
We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (a) the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $250.0 million measured on the last business day of that year’s second fiscal quarter and (b) our annual revenue equals or exceeds $100.0 million during the most recently completed fiscal year or our voting and nonvoting common stock held by non-affiliates equals or exceeds $700.0 million measured on the last business day of that year’s second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds in government securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Our debt borrowings and finance lease obligations are generally at variable interest rates. We do not hedge our exposure to changes in interest rates. As of September 30, 2021, we had $28.0 million in variable rate debt outstanding. A 10% change in interest rates would not have a material impact on annualized interest expense.
Foreign exchange risk
We are exposed to foreign currency exchange rate risk, primarily related to certain consulting services and inventories denominated in Euros. Payments denominated in foreign currencies represented less than 1% of our total payments during the three and nine months ended September 30, 2021. The exchange rate fluctuations accounted for less than $0.1 million of operating expense in the three and nine months ended September 30, 2021. We believe that we currently do not have any material exposure to changes in foreign currency exchange rates.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding these material weaknesses, management has concluded that the condensed financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.
Internal Control over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. These material weaknesses had not been remediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases. These material weaknesses resulted in audit adjustments to inventory, other current assets, accrued expenses and other current liabilities, redeemable convertible preferred stock, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the financial statements as of and for the years ended December 31, 2019 and 2020, and to contingent earnout liabilities, which were recorded prior to the issuance of the financial statements as of and for the interim period ended September 30, 2021. The material weakness related to accounting for warrants resulted in the restatement of the previously issued financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective:
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
•program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
We intend to take measures to remediate these material weaknesses, including the following: hiring additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; providing ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaging a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, controls over accounting for debt and equity instruments, and controls over accrued inventory purchases; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
We have hired additional accounting and IT personnel, including the hiring of a Vice President of Finance in December 2020, a SEC Reporting Manager in April 2021, a General Ledger Senior Accountant in May 2021 and a Financial Planning and Analysis Senior Analyst in May 2021, all with relevant public company experience. As of August 2021, we have engaged an IT consulting firm to address the IT general controls that impact financial reporting. The material weaknesses will not be considered remediated until our management completes the design and implementation of the measures described above and our controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Summary of Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
a.We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
b.Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the risk of investment.
c.We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
d.We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
e.We have invested and expect to continue to invest in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
Risks Related to Our Business and Industry
a.We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
b.As part of our growth strategy, we intend to continue to acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
c.Our business activities may be disrupted due to the outbreak of the COVID-19 pandemic.
d.Changes in our product mix may impact our gross margins and financial performance.
e.Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the use of our additive manufacturing system and service contracts. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
f.If demand for additive manufacturing products does not grow as expected, or if market adoption of additive manufacturing technology does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
g.If we fail to meet our customers’ price expectations, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.
h.Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
i.Reservations for our Sapphire XC solution may not convert to purchase orders.
j.Defects in our additive manufacturing system or in enhancements to our existing additive manufacturing systems that give rise to part failures for our customers, resulting in product liability or warranty or other claims that could result in material expenses, diversion of management time and attention and damage to our reputation.

k.The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
l.The additive manufacturing industry is competitive. We expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
m.Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.
n.We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
Risks Related to Third Parties
a.We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
b.We may rely heavily on future collaborative and supply chain partners.
c.If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
Risks Related to Operations
a.We operate primarily at a facility in a single location, and any disruption at this facility could adversely affect our business and operating results.
b.Construction of our planned production facilities may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our production facilities could severely impact our business, financial condition, results of operations and prospects.
c.Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks.
Risks Related to Compliance Matters
a.We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
b.We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non compliance.
Risks Related to Intellectual Property
a.Our business relies on proprietary information and other IP, and our failure to protect our IP rights could harm our competitive advantages with respect to the use, manufacturing, sale or other commercialization of our processes, technologies and products, which may have an adverse effect on our results of operations and financial condition.
b.Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.

Risks Related to Our Business
Risks Related to Our Financial Position and Need for Additional Capital
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We experienced net losses in each year from our inception, including net losses of $66.6 million and $7.1 million for the three months ended September 30, 2021 and 2020 and $92.7 million and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development (“R&D”) efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.
As a public company, we incur significant additional legal, accounting and other expenses that Legacy Velo3D did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, we have only recently begun commercial shipments of several of our announced additive manufacturing solutions, some of which are expected to generate a substantial portion of our revenue going forward, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.
Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the investment risk.
Much of our growth has occurred in recent periods. Our limited operating history may make it difficult to evaluate our current business and our future prospects, as we continue to grow our business. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer, and the trading price of our securities may decline. In addition to our revenue model based on product sales, we are also focused on an annual recurring payment transaction model. This transition may affect our revenue levels in the near term. There are no assurances that we will be able to secure future business with customers or that our recurring revenue model will be successful based on our planned timelines or at all.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the three months ended September 30, 2021, sales to our top three customers, including SpaceX, accounted for more than 86.2% of revenue. For the nine months ended September 30, 2021, sales to the same three customers accounted for 48.0% of our revenue. We anticipate that a significant portion of our revenue will continue to be derived from sales through these customers in the foreseeable future. We had seventeen and eight customers in total as of September 30, 2021 and December 31, 2020 for our 3D Printer sales. Including part sales and other services to customers, we had greater than 100 and 42 customers as of September 30, 2021 and December 31, 2020, respectively. Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with SpaceX are consistent with all other customers and permit the customer to terminate our services at any time (subject to notice and certain other provisions). Accordingly, the sudden loss of SpaceX or one or more of our other significant customers, the renegotiation of a significant customer contract, a substantial reduction in their orders, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
We have invested and expect to continue to invest in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
We have invested and expect to continue to invest in research and development efforts that further enhance our products. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins, operating results and liquidity and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. The AM industry changes rapidly as a result of technological and product developments, which may render our solutions less effective. We believe that we must continue to invest a significant amount of time and resources in our products to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.
Risks Related to Our Business and Industry
We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
There are significant technological and logistical challenges associated with producing, marketing, selling and delivering additive manufacturing systems such as ours that make high-value component parts for customers, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully design and produce additive manufacturing systems to make high-value metal parts for our customers, our assumptions may prove to be incorrect, and we may be unable to consistently produce additive manufacturing products in an economical manner in commercial quantities.
Certain additive manufacturing solutions are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:
•misalignment between the products and customer needs;
•lack of innovation of the product;
•failure of the product to perform in accordance with the customer’s industry standards;
•ineffective distribution and marketing;
•delay in obtaining any required regulatory approvals;
•unexpected production costs; or
•release of competitive products.
Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities in a timely manner. Upon demonstration, our customers may not believe that our products and/or technology have the capabilities they were designed to have or that we believe they have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with another larger and more established company or may take longer than expected to make the decision to order our products. Significant revenue from new product investments may not be achieved for a number of years, if at all. If the timing of our launch of new products and/or of our customers’ acceptance of such products is different than our assumptions, our revenue and results of operations may be adversely affected.
Additionally, we are in the process of establishing a recurring payment offering for customers, which may present similar challenges to those outlined above with respect to the design, production and launch of new additive manufacturing solutions. In particular, we may fail to develop a commercially successful offering if we are unable to meet customer needs or industry standards, if we fail to meet customer price expectations or if our marketing and distribution strategy proves ineffective. If we are unable to establish such an offering, sales of our additive manufacturing solutions and our overall operating results could suffer.

As part of our growth strategy, we intend to continue to acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
As part of our business strategy, we have entered into, and expect to enter into, agreements to acquire or invest in other companies. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.
If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:
•diversion of management’s attention from their day-to-day responsibilities;
•unanticipated costs or liabilities associated with the acquisition;
•increases in our expenses;
•problems integrating the purchased business, products or technologies;
•challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
•the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, incur indebtedness, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We will also be required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.
Achieving the expected returns and synergies from future acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions and personnel of these businesses into our product lines in an efficient and effective manner. We cannot assure you that we will be able to do so, that our acquired businesses will perform at levels and on the timelines anticipated by our management or that we will be able to obtain these synergies. In addition, acquired technologies and IP may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.
Our business activities may be disrupted due to the outbreak of the COVID-19 pandemic.
We face various risks and uncertainties related to the global outbreak of COVID-19. In recent months, the continued spread of COVID-19, including variant strains of the virus, has led to disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain, and our ability to perform the final assembly and testing of our systems. We may expect some delays in installation of our products at customers’ facilities, which could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.
It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. If the COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in impacted geographic locations. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Changes in our product mix may impact our gross margins and financial performance.
Our financial performance may be affected by the mix of transaction models under which we sell during a given period. Different transaction models have different margins in the period in which the transaction occurs and in subsequent periods. Therefore our gross margins may fluctuate based on the mix of sale and recurring payment transactions in a given period. If our product mix shifts too far into lower gross margin transactions in a given period and we are not able to sufficiently reduce the engineering, production and other costs associated with those transactions or substantially increase the sales of our higher gross margin transactions, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the use of our additive manufacturing system and service contracts. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
Our business model is dependent, in part, on our ability to maintain and increase sales of our additive manufacturing products and service contracts as they generate recurring revenues. Existing and future customers of our systems may not purchase our products or related service contracts at the same rate at which customers currently purchase those products and services.
If demand for additive manufacturing products does not grow as expected, or if market adoption of additive manufacturing technology does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
The industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve 3D printing technology, is undergoing a shift towards additive manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of additive manufacturing technologies or our products may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards additive manufacturing. If additive manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, particularly with regard to high value parts, or if the marketplace adopts additive manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our products, and our operating results would be adversely affected as a result.
If we fail to meet our customers’ price expectations, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.
Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.
We use, and plan to continue using, different pricing models for different products. For example, we plan to use a recurring payment pricing model for certain customers. This pricing model is still relatively new to some of our customers and may not be attractive to them, especially in regions where the model is less common. If customers resist this or any other new pricing models we introduce, our revenue may be adversely affected, and we may need to restructure the way in which we charge customers for our products. To date, while we have accepted pre-orders for our Sapphire XC solution. annual subscription pricing, we have not recognized material revenue from these orders, or associated with our recurring payment model in general.
Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
Our business is subject to price competition. Such price competition may adversely affect our results of operation, especially during periods of decreased demand. Decreased demand also adversely impacts the volume of our additive manufacturing systems sales. If our business is not able to offset price reductions resulting from these pressures, or decreased volume of sales due to contractions in the market, by improved operating efficiencies and reduced expenditures, then our operating results will be adversely affected.
Certain of our operating costs are fixed and cannot readily be reduced, which diminishes the positive impact of our restructuring programs on our operating results. To the extent the demand for our products slows, or the additive manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations.

Reservations for our Sapphire XC solution may not convert to purchase orders.
Our Sapphire XC solution is in the late stages of development, and commercial shipments are not scheduled to begin until the end of 2021 and may occur later or not at all. We have accepted reservations for the Sapphire XC, which are accompanied by a financial deposit. Given the anticipated lead times between reservations and the date of delivery of the Sapphire XC, there is a risk that customers who place reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Sapphire XC due to potential changes in customer preferences, competitive developments or other factors. As a result, no assurance can be made that reservations will result in the purchase of our Sapphire XC, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.
Defects in our additive manufacturing system or in enhancements to our existing additive manufacturing systems that give rise to part failures for our customers, resulting in product liability or warranty or other claims that could result in material expenses, diversion of management time and attention and damage to our reputation.
Our additive manufacturing solutions are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after an additive manufacturing system has been used. This could result in delayed market acceptance of those additive manufacturing systems or claims from customers or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.
We attempt to include provisions in our agreements and purchase orders with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.
The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of our merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or to fail to attract new customers.
The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
Our revenues are derived from the sale of additive manufacturing systems, parts and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new additive manufacturing systems and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:
•develop cost effective new products and technologies that address the increasingly complex needs of prospective customers;
•enhance our existing products and technologies;

•respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
•adequately protect our IP as we develop new products and technologies;
•identify the appropriate technology or product to which to devote our resources; or
•ensure the availability of cash resources to fund R&D.
Even if we successfully introduce new additive manufacturing products and technologies and enhance our existing products and technologies, it is possible that these will eventually supplant our existing products or that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects to our business and prospects.
The additive manufacturing industry is competitive. We expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
The additive manufacturing industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of producers of additive manufacturing and/or 3D printing equipment that creates 3D objects and end-use parts, as well as with providers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of products and services that may render our existing or future products obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than we do, including name recognition, as well as experience and expertise in IP rights and operating within certain international markets, any of which may enable them to compete effectively against us. For example, a number of companies that have substantial resources have announced that they are beginning production of 3D printing systems, which will further enhance the competition we face. We may lose market share to, or fail to gain market share from, producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
Future competition may arise from the development of allied or related techniques for equipment, materials and services that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies.
We intend to continue to follow a strategy of continuing product development and distribution network expansion to enhance our competitive position to the extent practicable. However, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products and technologies, demand for our products may decline, and our operating results may suffer.

Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.
Our products and services are distributed in more than 25 countries around the world. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. As we realize our strategy to expand internationally, our exposure to currency risks may increase.

Other risks and uncertainties we face from our global operations include:
•limited protection for the enforcement of contract and IP rights in certain countries where we may sell our products or work with suppliers or other third parties;
•potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•costs and difficulties of customizing products for foreign countries;
•challenges in providing solutions across a significant distance, in different languages and among different cultures;
•laws and business practices favoring local competition;
•being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
•compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and compliance with anti-corruption laws in other countries, such as the UK Bribery Act (“Bribery Act”);
•tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•operating in countries with a higher incidence of corruption and fraudulent business practices;
•changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
•potential adverse tax consequences arising from global operations;
•rapid changes in government, economic and political policies and conditions; and
•political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.
In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to 3D printing technologies, components, and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell 3D printers in the global market.
Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.
We are dependent on management and key personnel, and our business would suffer if we fail to retain our key personnel and attract additional highly skilled employees.
Our success depends on the specialized skills of our management team and key operating personnel. This may present particular challenges as we operate in a highly specialized industry sector, which may make replacement of our management team and key operating personnel difficult. A loss of our managers or key employees, or their failure to satisfactorily perform their responsibilities, could have an adverse effect on our business, financial condition, results of operations and prospects.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly R&D, recycling technology, operations and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies that we compete with for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact our business, financial condition, results of operations and prospects. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
If we fail to grow our business as anticipated, our net sales, gross margin and operating margin will be adversely affected. If we grow as anticipated but fail to manage our growth and expand our operations accordingly, our business may be harmed and our results of operation may suffer.
Over the past year, we have experienced rapid growth, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. These investments include planning for facilities expansion, increased staffing and market expansion into global territories. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
We may not manage our growth effectively. Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. This expansion will place a significant strain on our management, operational and financial resources. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities, which will negatively impact our business, financial condition, results of operations and prospects.
In the future, some of our arrangements for additive manufacturing solutions may contain customer-specific provisions that may impact the period in which we recognize the related revenues under GAAP.
Some customers that purchase additive manufacturing solutions from us may require specific, customized factors relating to their intended use of the solution or the installation of the product in the customers’ facilities. These specific, customized factors are occasionally required by the customers to be included in our commercial agreements relating to the purchases. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that additive manufacturing system sale.
Similarly, some of our customers must build or prepare facilities to install a subset of our additive manufacturing solutions, and the completion of such projects can be unpredictable, which can impact the period in which we recognize the revenue relating to that additive manufacturing solution sale.
We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.
We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our R&D data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In addition, during the COVID-19 pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage or interruption. The failure of any such systems or the failure of such systems to scale as our business grows could adversely affect our results of operations. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.
Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:
•our operations are disrupted or shut down;
•our or our customers’ or employees’ confidential, proprietary information is stolen or disclosed;
•we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information;
•we must dedicate significant resources to system repairs or increase cyber security protection; or
•we otherwise incur significant litigation or other costs.
If our computer systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation and financial condition.
We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our additive manufacturing solutions. These systems are also vulnerable to the types of interruption and damage described above but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.
Our current levels of insurance may not be adequate for our potential liabilities.
We maintain insurance to cover our potential exposure for most claims and losses, including potential product and non-product related claims, lawsuits and administrative proceedings seeking damages or other remedies arising out of our commercial operations. However, our insurance coverage is subject to various exclusions, self-retentions and deductibles. We may be faced with types of liabilities that are not covered under our insurance policies, such as environmental contamination or terrorist attacks, or that exceed our policy limits. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition.
In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be cancelled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. As we continue to expand internationally, we will be subject to other jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do or intend to do business or require us to change the manner in which we operate our business.
As we expand the scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes also may apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
Our management has significant requirements for financial reporting and internal control over financial reporting as a public company. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal control over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements or omissions in our condensed financial statements, which could harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. Assessing and maintaining internal control over financial reporting may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal control over financial reporting in a timely manner, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting.

Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable NYSE listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we and our independent registered public accounting firm continue to report material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our securities.
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases. These material weaknesses resulted in audit adjustments to inventory, other current assets, accrued expenses and other current liabilities, redeemable convertible preferred stock, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the financial statements as of and for the years ended December 31, 2019 and 2020, and to contingent earnout liabilities, which were recorded prior to the issuance of the financial statements as of and for the interim period ended September 30, 2021. The material weakness related to accounting for warrants resulted in the restatement of the previously issued financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective:
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
•program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Although we intend to take measures to remediate these material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified or occur in the future, which could result in material misstatements of our interim or annual financial statements. If we are unable to remediate the material weaknesses or additional material weaknesses are identified in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities. In particular, if our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.
Some members of our management have limited experience in operating a public company.
Some of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require costs greater than expected.
Changes in financial accounting standards or practices as well as interpretations thereof may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies and treatment are being subjected to heightened scrutiny by regulators and the public. Further, accounting rules and regulations as well as their interpretations are continually changing in ways that could materially impact our financial statements.
We cannot predict the impact of future changes to accounting principles or interpretations thereof or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change.

Risks Related to Third Parties
We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
The products we supply are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, that could result in death, personal injury, property damage, loss of production, punitive damages and consequential damages. While we have not experienced any such claims to date, actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims.
We attempt to include legal provisions in our agreements and purchase orders with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Any such lawsuit, regardless of merit, could result in material expense, diversion of management time and efforts and damage to our reputation, and could cause us to fail to retain or attract customers, which could adversely affect our results of operations.
We depend on independent contractors and third parties to provide key services in our product development and operations, and any disruption of their services, or an increase in cost of these services, could negatively impact our financial condition and results of operations.
We depend on subcontractors to provide cost effective and efficient services in supply chain functions, including sourcing certain subcomponents and assemblies, and in product development activities.
Our operations and operating results may be negatively impacted if we experience problems with our subcontractors that impact the delivery of product to our customers. These problems may include: delays in software or hardware development timelines, prolonged inability to obtain components with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; inability to meet customer timelines or demands, disruption or defects in assembly, test or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products. If our third-party supply chain providers were to reduce or discontinue services for us or their operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, weak economic conditions or any other reason, our financial condition and results of operations could be adversely affected.
We may rely heavily on future collaborative and supply chain partners.
We have entered into, and may enter into, strategic collaborations and partnerships to develop and commercialize our current and future R&D programs with other companies to accomplish one or more of the following:
•obtain capital, equipment and facilities;
•obtain expertise in relevant markets;
•obtain access to components;
•obtain sales and marketing services or support; and/or
•obtain support services and other downstream supply chain support.
We may not be successful in establishing or maintaining suitable collaborations and partnerships, and we may not be able to negotiate collaboration or partnership agreements having terms satisfactory to us, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm our business and financial condition.
If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. We face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether the suppliers will provide an adequate supply of required components, subsystems or systems of sufficient quality will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis. In addition, certain suppliers have long lead times, which we cannot control. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, compliance with the SEC’s conflict minerals regulations may increase our costs and adversely impact the supply-chain for our products.
While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our relationship with our customers, as well as our results of operations and financial condition.
Our facility as well as our suppliers’ and our customers’ facilities are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facility or the area in which it is located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.
Risks Related to Operations
We operate primarily at a facility in a single location, and any disruption at this facility could adversely affect our business and operating results.
Our principal offices are located in Campbell, California. Substantially all of our R&D activities, customer and technical support, and management and administrative operations are conducted at this location. Our final assembly and testing operations are conducted at a second facility in Campbell, California. In addition, substantially all of our inventory of component supplies and finished goods is held at this location. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Recent prolonged power outages due to California wildfires may cause substantial delays in our operations. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facility may have a material adverse effect on our business, financial condition and operating results.
Construction of our planned production facilities may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our production facilities could severely impact our business, financial condition, results of operations and prospects.
Our proposed future production facilities will be in the developmental stage for several years until commercial production and volume commitments are expected to begin to be satisfied during the first half of 2022. In August 2021, we began building improvements for our production facility that is expected to commence production in late 2021, and began moving equipment into the new research and development lab. However, if we are unable to complete construction of these facilities within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our production facilities, a stoppage of construction as a result of the COVID-19 pandemic, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes and issues with subcontractors or vendors, our business, financial condition, results of operations and prospects could be severely impacted.
The construction and commission of any new project is dependent on a number of contingencies some of which are beyond our control. There is a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed project site conditions, including subsurface conditions and changes to such conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should these or other significant unanticipated costs arise, this could have a material adverse impact on our business, financial performance and operations. No assurance can be given that construction will be completed on time or at all, or as to whether we will have sufficient funds available to complete construction.
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks.
Our existing facility and any of our future facilities may require regular or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities’ production capacity below expected levels, which would reduce our production capabilities and ultimately our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing or improving our facilities may also reduce our profitability. Our facilities also may be subject to unanticipated damage as a result of natural disasters, terrorist attacks or other events.
If we make any major modifications to our facilities, such modifications likely would result in substantial additional capital expenditures and could prolong the time necessary to bring the facility online. We also may choose to refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing, which could harm our business, financial condition, results of operations and cash flows.
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations

Risks Related to Compliance Matters
We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investments.
In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA and the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (“DDTC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.
As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., primarily in Europe, South-East Asia and Oceania, and our development of new partnerships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.
As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the United States, these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the DDTC, the Export Administration Regulations (“EAR”) administered by the BIS and trade sanctions against embargoed countries and destinations administered by OFAC. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.
Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment and could harm our reputation, create negative shareholder sentiment and affect the value of our securities. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, the DDTC and BIS, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.
We are subject to various environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations and requirements, we also could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users. Accidents or other incidents that occur at our facility or involve our personnel or operations could result in claims for damages against us. Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation. In addition, we use hazardous materials in our business, and we must comply with environmental laws and regulations associated therewith. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.
The export of our products internationally from our production facility subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the United States Toxic Substances Control Act and the Registration, Evaluation, Authorization and Restriction of Chemical Substances. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.
The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.
Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs.
We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere, including the General Data Protection Regulations (“GDPR”) in the European Union (“EU”), which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020. Further, in connection with its withdrawal from the EU, the United Kingdom has implemented the GDPR as of January 1, 2021 (as it existed on December 31, 2020 but subject to certain UK-specific amendments). These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations and reputation.
As privacy, data use and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in this area in the United States and in various other countries in which we operate.
Risks Related to Intellectual Property
Our business relies on proprietary information and other IP, and our failure to protect our IP rights could harm our competitive advantages with respect to the use, manufacturing, sale or other commercialization of our processes, technologies and products, which may have an adverse effect on our results of operations and financial condition.
We may be required to make significant capital investments into the R&D of proprietary information and other IP as we develop, improve and scale our processes, technologies and products, and failure to fund and make these investments, or underperformance of the technology funded by these investments, could severely impact our business, financial condition, results of operations and prospects. From time to time, we collaborate with partners on certain R&D activities and the success of such R&D activities is aided by the cooperation of such partners.
In addition, our failure to adequately protect our IP rights could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other IP without our authorization or from independently developing proprietary information and other IP that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. or those countries where we do not have IP rights protection. The use of our proprietary information and other IP by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales or actual or potential customers, or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our IP (including validity or enforceability) or accusing us of infringement, and we may not prevail.
Our patent applications and issued patents may be practiced by third parties without our knowledge. Our competitors may also attempt to design around our patents or copy or otherwise obtain and use our proprietary information and other IP. Moreover, our competitors may already hold or have applied for patents in the U.S. or abroad that, if enforced, could possibly prevail over our patent rights or otherwise limit our ability to manufacture, sell or otherwise commercialize one or more of our products in the U.S. or abroad. With respect to our pending patent applications, we may not be successful in securing issued patents, or the claims of such patents may be narrowed, any of which may limit our ability to protect inventions that these applications were intended to cover, which could harm our ability to prevent others from exploiting our technologies and commercializing products similar to our products. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

Our confidentiality agreements could be breached or may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position resulting from the exclusive nature of such knowledge and expertise and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.
The applicable governmental authorities may not approve our pending service mark and trademark applications. A failure to obtain trademark registrations in the U.S. and in other countries could limit our ability to obtain and retain our trademarks in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that our trademarks are not approved or are successfully challenged by third parties, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote significant resources to rebranding and advertising and marketing new brands.
The failure of our patents, trademarks, trade secrets or confidentiality agreements to protect our proprietary information and other IP, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, could have a material adverse effect on our business and results of operations.
Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.
Third parties may own issued patents and pending patent applications that exist in fields relevant to additive manufacturing. Some of these third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims related to additive manufacturing. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our additive technologies may infringe. In addition, third parties may obtain patents in the future and claim that our technologies infringe upon these patents. Any third-party lawsuits or other assertion to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.
We may incur substantial costs enforcing and defending our IP rights.
We may incur substantial expense and costs in protecting, enforcing and defending our IP rights against third parties. IP disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party IP claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party IP rights for use in our products. Any of these could have an adverse effect on our business and financial condition.
If we are unable to adequately protect or enforce our IP rights, such information may be used by others to compete against us.
We have devoted substantial resources to the development of our technology and related IP rights. Our success and future revenue growth will depend, in part, on our ability to protect our IP. We rely on a combination of registered and unregistered IP and protect our rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other IP rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
Our trade secrets, know-how and other unregistered proprietary rights are a key aspect of our IP portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached, and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how or other technology not protected by a patent or other IP system could materially reduce or eliminate any competitive advantage that we may have over such competitor.
If our patents and other IP do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other IP. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.
If we attempt enforcement of our IP rights, we may be, and have been in the past, subject or party to claims, negotiations or complex, protracted litigation. IP disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition.
As part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including related to alleged infringement of our IP rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our IP rights, which in turn could adversely affect our business.
Our additive manufacturing software contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products.
Our additive manufacturing software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public; however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
Risks Related to Our Securities
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on JAWS Spitfire’s balance sheet as of June 30, 2021 and December 31, 2020 included the Prospectus, are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
The price of our common stock and our warrants may be volatile.
The price of our common stock and our warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about our or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that our or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and our warrants regardless of our operating performance.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Immediately after the Closing, (i) the former holders of Legacy Velo3D capital stock owned, collectively, approximately 77.9% of the outstanding common stock, (ii) JAWS Spitfire’s public shareholders owned approximately 8.9% of the outstanding common stock, (iii) the holders of Founder Shares owned approximately 4.7% of the outstanding common stock, and (iv) the PIPE Investors owned approximately 8.5% of the outstanding common stock.
Although certain of our stockholders are subject to certain restrictions on transfer of their common stock and other securities, these shares may be sold after the termination of applicable lock-up periods.
The public warrants and the private placement warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have outstanding the public warrants and the private placement warrants to purchase an aggregate of 13,075,000 shares of our common stock, which will become exercisable in accordance with the terms of the warrant agreement governing those securities 12 months from the closing of the IPO. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock.
The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.365 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Sponsor or its permitted transferees.
We may not be able to satisfy the continued listing standards of the NYSE going forward.
Our common stock and our public warrants are listed on the NYSE. However, an active trading market for our common stock or warrants may not be sustained. Furthermore, we cannot ensure that we will be able to satisfy the continued listing standards of the NYSE going forward. If we cannot satisfy the continued listing standards going forward, the NYSE may commence delisting procedures against us, which could result in our common stock or public warrants being removed from listing on the NYSE. If any of our common stock or public warrants were to be delisted, the liquidity of our common stock or warrants could be adversely affected and the market price of our common stock or warrants could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. You may also not be able to resell your common stock or warrants at or above the price you paid for such securities or at all.
In addition, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our securities were not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage of our company, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure will continue to increase our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.
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
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation, our Bylaws and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our common stock. These provisions also could make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders after such date and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by a majority of the entire Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
The Certificate of Incorporation designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.
The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or the Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
This choice of forum provision in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
Certain significant stockholders whose interests may differ from those of public stockholders have the ability to significantly influence our business and management.
Pursuant to the Business Combination Agreement, the members of our board of directors are Matthew Walters, two individuals that were identified by Legacy Velo3D and six individuals that were identified by Velo3D, in consultation with JAWS Spitfire. Accordingly, the former Legacy Velo3D equity holders will be able to significantly influence the approval of actions requiring board of director approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the former Legacy Velo3D equity holders could influence whether acquisitions, dispositions and other change of control transactions are approved.
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
The information required by this Item 2 related to the PIPE Financing included in our Current Report on Form 8-K filed with the SEC on October 5, 2021.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 16th day of November, 2021.

VELO3D, INC.

Date: November 16, 2021	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer