Form 10-K
period 2021-12-31
Velo3D, Inc.
filed 2022-03-28
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:        001-39757
______________________________
Velo3D, Inc.
______________________________
(Exact name of registrant as specified in its charter)

Delaware		98-1556965
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
511 Division Street,		95008
Campbell,	California
(Address of Principal Executive Offices)		(Zip Code)
(408) 610-3915
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VLD	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	VLD WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), our predecessor, on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $9.97 for shares of JAWS Spitfire’s Class A ordinary shares then listed on the New York Stock Exchange, was approximately $131.0 million. Ordinary shares beneficially owned by each executive officer, director and holder of more than 10% of ordinary shares have been excluded in that such persons may be deemed to be affiliates.

As of March 21, 2022, there were 183,557,946 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

2

Explanatory Note – Certain Defined Terms

Unless otherwise stated in this Annual Report or the context otherwise requires, references to:

“Board” or “Board of Directors” means the board of directors of the Company.

“Bylaws” means the restated bylaws of the Company.

“Business Combination Agreement” means that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire, Merger Sub and Legacy Velo3D, as amended by Amendment #1 to Business Combination Agreement dated as of July 20, 2021.

“Certificate of Incorporation” means the restated certificate of incorporation of the Company.

“common stock” means the shares of common stock, par value $0.00001 per share, of the Company.

“Class A ordinary shares” means the Class A ordinary shares, par value $0.0001 per share, of JAWS Spitfire, prior to the Domestication, which automatically converted, on a one-for-one basis, into shares of common stock in connection with the Closing.

“Class B ordinary shares” means the Class B ordinary shares, par value $0.0001 per share, of JAWS Spitfire, prior to the Domestication, which automatically converted, on a one-for-one basis, into shares of common stock in connection with the Closing.

“Closing” means the closing of the Merger.

“Closing Date” means September 29, 2021.

“Code” means the Internal Revenue Code of 1986, as amended.

“Domestication” means the domestication contemplated by the Business Combination Agreement, whereby JAWS Spitfire effected a deregistration and a transfer by way of continuation from the Cayman Islands to the State of Delaware, pursuant to which JAWS Spitfire’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware.

“DGCL” means the General Corporation Law of the State of Delaware.

“Earnout Shares” means up to 21,758,148 shares of our common stock issuable pursuant to the Business Combination Agreement to certain Legacy Velo3D equity holders upon the achievement of certain vesting conditions.

“Equity Incentive Plan” means the Velo3D, Inc. 2021 Equity Incentive Plan.

“ESPP” means the Velo3D, Inc. 2021 Employee Stock Purchase Plan.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Founder Shares” means the 8,625,000 shares of our common stock issued to the Sponsor and the other Initial Stockholders in connection with the automatic conversion of the Class B ordinary shares in connection with the Closing.

“GAAP” means United States generally accepted accounting principles.

“Initial Stockholders” means the Sponsor together with Andy Appelbaum, Mark Vallely and Serena J. Williams.

“IPO” means the Company’s initial public offering, consummated on December 7, 2020, of 34,500,000 units (including 4,500,000 units that were issued to the underwriters in connection with the exercise in full of their over-allotment option) at $10.00 per unit.

“JAWS Spitfire” refers to JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company, prior to the Closing.

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

“NYSE” means the New York Stock Exchange.

“PIPE Financing” means the private placement pursuant to which the PIPE Investors collectively subscribed for 15,500,000 shares of our common stock at $10.00 per share, for an aggregate purchase price of $155,000,000, on the Closing.

“PIPE Investors” means certain institutional investors that invested in the PIPE Financing.

“PIPE Shares” means the 15,500,000 shares of our common stock issued in the PIPE Financing.

“private placement warrants” means the 4,450,000 warrants originally issued to the Sponsor in a private placement in connection with our IPO.

“public shares” means the Class A ordinary shares included in the units issued in our IPO.

“public shareholders” means holders of public shares.

“public warrants” means the 8,625,000 warrants included in the units issued in our IPO.

“Sarbanes-Oxley Act” or “SOX” means the Sarbanes-Oxley Act of 2002.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Sponsor” means Spitfire Sponsor LLC, a Delaware limited liability company.

“Subscription Agreements” means, collectively, those certain subscription agreements, entered into on March 22, 2021, between the Company and the PIPE Investors.

“Trust Account” means the trust account of the Company that held the proceeds from the IPO and a portion of the proceeds from the sale of the private placement warrants.

“Velo3D” refers to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company), and its consolidated subsidiary following the Closing.

In addition, unless otherwise indicated or the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us,” “our,” and similar terms refer to Legacy Velo3D prior to the Merger and to Velo3D and its consolidated subsidiary after giving effect to the Merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

•our financial performance;

•the effect of COVID-19, and variant strains of the virus, on the foregoing; and

•other factors detailed under the section entitled “Risk Factors”.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business.
Overview
We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing ("AM"), to deliver breakthroughs in performance, cost and lead time in the production of high-value metal parts.

We produce a full-stack hardware and software solution based on our proprietary laser powder bed fusion ("L-PBF") technology, which enables support-free production. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly. Our products give our customers who are in space, aviation, defense, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.

Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications. For these reasons, AM solutions of our competitors have been largely relegated to tooling and prototyping or the production of less complex, lower-value metal parts.

In contrast, our technology can deliver complex high value metal parts with the design advantages, lower costs and faster lead times associated with AM, and generally avoids the need to redesign the parts. As a result, our customers have increasingly adopted our technology into their design and production processes. We believe our value is reflected in our sales patterns, as most customers purchase a single machine to validate our technology and purchase additional systems over time as they embed our technology in their product roadmap and manufacturing infrastructure. We consider this approach a “land and expand” strategy, oriented around a demonstration of our value proposition followed by increasing penetration with key customers.

We offer customers a full-stack solution, which includes the following key components:

•Flow™ print preparation software conducts sophisticated analysis of the features of the metal part and specifies a production process that enables support-free printing of the part.

•Sapphire® metal AM printers produce the part using our proprietary L-PBF technology, which enables support-free designs. Our technology produces metal parts by fusing many thousands of very thin layers of metal powder with a precisely controlled laser beam in a sophisticated software defined sequence (or “recipe”) defined by our Flow™ software.

•Assure™ quality validation software validates the product made by Sapphire® to confirm that it is made to the specifications required by the original design.

Legacy AM technologies often rely on internal supports to prevent deformation of the metal part during the 3D printing process. These supports inhibit the production of parts with complex internal geometries, which are often required in high-performance applications, because there is limited or no access to remove them after production. Our technological advances enable our Sapphire® product to print metal parts that do not require internal supports, which enables our customers to produce designs that would otherwise be infeasible to make with AM.

We sell our full-stack hardware and software AM solutions through two types of transaction models: a 3D printer sale transaction and a recurring payment transaction. 3D printer sale transactions are structured as a payment of a fixed purchase price for the system. Recurring payment transactions fall into two categories: a leased 3D printer transaction and a sale and utilization fee model. Under the leased 3D printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in certain cases the lease term is longer. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Support services are included with a 3D printer sale transaction and a recurring payment transaction.

We delivered our first Sapphire® XC system at the end of 2021. We continue to see strong demand for our next-generation flagship Sapphire® XC product. It is anticipated that this product compared to our existing Sapphire® system will be able to increase throughput by up to 400%, reduce part costs by 65% to 80% and expand part size capacity by up to 4 times. Together, the increase in capabilities and improvement in economics for our customers is anticipated to rapidly increase the potential applications of our technology. As of December 31, 2021, our aggregate backlog for the Sapphire® XC was $43 million, comprised of 18 Sapphire® XC systems. Demand for the Sapphire® XC product is a significant contributor to our expectation for meaningful sales growth from 2022 and beyond.

Strategy for Growth

The key elements for our growth strategy include the following:

Focus on uncontested segments of the market

We focus our sales efforts on customers with a need for parts which our proprietary L-PBF technology can produce but which cannot be produced by competitors’ AM technology. These include high-performance metal parts with complex internal geometries, including critical components within jet engines, fuel delivery systems and heat exchangers. These parts are fundamentally out of reach for other AM suppliers serving the high-value metal parts segment because their production process requires internal supports for complex internal geometries, which cannot be removed. Likewise, the processes required by traditional metal manufacturing processes (for example, welding of multiple parts into the desired assembly) often result in parts with lower performance, higher cost and/or longer lead times than the parts which our solution can produce. We generally do not compete in the segment of the AM market composed of applications which can be served by the multiple existing competitors in metal AM. Our primary focus is on those applications where demand for our solution is expected to be the strongest, thus supporting our long-term margins.

Increase penetration with customers as part of a “land and expand” strategy

We adopt a two-step approach to customer relationships, whereby we first aim to validate our technology with customers before working to more fully integrate our technology into customers’ designs and/or production processes. Upon building a strong customer relationship, our sales personnel and engineers collaborate with their customer counterparts to identify how our technology can add the greatest value to the customer’s ultimate product. We have found that this helps customers to best understand the potential for the wide breadth of design freedom that our products can deliver, which often leads to customers fully integrating our technology into their processes and making multiple follow-on purchases. This results in economies of scale, as fewer sales and engineering personnel are able to serve a larger number of machines that are concentrated with a smaller number of customers. In addition, by integrating our technology into customer designs, we effectively expand the uncontested market which we believe we are optimally suited to serve.For the last two years we have delivered, on average, 1.3 Sapphire® systems per existing customer at the beginning of the year.

Accelerate global acquisition of new customers

We plan to increase the number of customer relationships we have globally in the coming years both organically and through distribution partnerships. In recent years, we have demonstrated that our technology can bring tremendous value across a number of use cases in the space, aviation and defense, energy and industrial segments. We plan to leverage the success from these deployments into sales to a number of new customers by ramping our sales force in the coming years to allow for the continued execution of our “land and expand” strategy.

Since 2019, we have also established relationships with distribution partners in the Asia-Pacific region (Taiyo Nippon Sanso Corporation and Avaco) and in the U.S. (GoEngineer) and sales agents in the Middle East and Africa to provide greater leverage to our sales team and enable expansion into new markets. We will continuously evaluate other potential distribution partnerships to further increase our footprint. Going forward, we may consider acquisitions of other AM solution providers to acquire new customer relationships.

Adopt multiple revenue models to fit customer preferences

We plan to adopt sales models that align with our customers’ financial preferences to increase total units sold and optimize our margin profile. Our target customers include several OEMs with vertically integrated operations, as well as a larger number of contract manufacturers who are part of diverse supply chains. Our 3D printer sale transactions include a higher up-front price for our system and a lower annual service fee, and are typically preferred by the vertically integrated OEMs, who often seek to minimize total cash outlays. We also have recurring payment transactions, including a sale and utilization fee model, where customers pay an up-front amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. We believe the recurring payment model may be preferred by contract manufacturers, because the payment structure is better matched to their revenue stream. We believe these customers offer significant opportunities in particular, as SmarTech expects that demand for high-value metal parts from contract manufacturers will grow by 32% from 2021 to 2026.

Rapidly scale to meet customer demand

We plan to scale our business quickly to meet the significant increase in demand that we have seen from our customers by increasing the number of sales representatives and engineers to serve those customers, as well as our production capacity. Our manufacturing operations are limited to the final assembly and test of the system. Components and sub-assemblies are sourced from suppliers. As a result, we have the ability to scale our manufacturing operations with relatively limited capital investment because we only require additional assembly and warehouse space to increase our manufacturing capacity. Further, because our business model is capital efficient, we are able to adapt to shifts in customer demand and calibrate our growth plans to ensure that we maintain the appropriate production capacity at all times.

Extend competitive advantage with new products and continued R&D

We plan to accelerate our research and development ("R&D") efforts in the future to further extend our technological advantage relative to our competitors. We have spent approximately $175 million over the past seven years in R&D. The latest iteration of our product is our Sapphire® XC system, which launched at the end of 2021. This product will represent a step-function improvement in part size capability and productivity relative to our existing product offerings. Compared to Sapphire®, Sapphire® XC is able to produce parts that are 400% larger in volume and reduce the cost of parts produced on the system by approximately 65% to 80%. We believe this will increase considerably the range of applications where our manufacturing technology will be competitive with traditional metal manufacturing techniques, thereby substantially expanding our addressable market.

Our Competitive Strengths

Disruptive AM platform with the unique ability to produce complex designs without internal supports

In contrast to other L-PBF technologies, our proprietary L-PBF technology is capable of producing metal parts with complex internal geometries. Manufacturers of high-performance products have looked to AM to improve performance, reduce costs and shorten lead times relative to traditional metal parts manufacturers; however, other AM solutions have been historically limited because they must use internal supports to enable production of the part. Our technology delivers on the promise of AM, allowing customers a wide breadth of freedom to design products with optimal performance characteristics. In addition to greater design freedom, our technology allows customers to consolidate assemblies of multiple metal parts into a single part that delivers a stronger, lighter, better performing part at a lower cost than possible through traditional metal manufacturing techniques. Finally, our solutions enable the production of high-value, low-volume spare parts on demand, which may result in meaningful reductions to requirements for inventory. These factors create an uncontested segment in the market with customers we are ideally positioned to serve.

Existing relationships with blue chip customers across our target end markets

We have built relationships with blue chip customers across all of our target industries, including space , aviation and defense, energy and other industrial applications. Except for SpaceX, these are our indirect customers who specify our 3D printers for the manufacture of components by contract manufacturers that use our 3D printers and, while these customers provide no direct revenue to the Company, they drive part of the volume for our contract manufacturers and therefore, indirectly, our 3D printer demand. We have built these relationships by demonstrating the value that our differentiated technology can achieve and integrating our solutions into their operations, resulting in repeat sales to multiple customers within a short span of time. Our success in partnering with existing customers has also validated our differentiated technology for other potential customers. We believe that our successes with these efforts provide meaningful proof of concept and will enable our strategy of rapid customer acquisition in the coming years.

End-to-End, turnkey solution that can be easily integrated into customer operations

Our end-to-end solution can be integrated into customer operations with relative ease, facilitating adoption with new customers, as well as the installation of additional systems. The turnkey nature of our products effectively enables our “land and expand” strategy. We typically dedicate one engineer for several weeks around the time of the installation to educate customers as to how to best use our systems and to identify how our technology can most effectively add value to customer processes. After this point, our customers become largely self-supported, requiring only occasional support from our sales and engineering staff. This enables us to effectively reallocate our engineers and salesforce to continue to engage with new potential customers, supporting our efforts to scale our operations rapidly.

Deep moat of intellectual property protections

We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. According to SmarTech, as of 2019, we have the strongest IP portfolio in metal additive manufacturing (AM): “Velo3D and . . . have impressive patent portfolios. Some of the most impressive patent portfolios are held by smaller firms. Velo3D is currently the top assignee of patents for 3D printing metals,” SmarTech Analysis Announces New Report on 3D-Printed Metals Patents, Smartchechanalysis.com, July 22, 2019. As of December 31, 2021, our multi-jurisdictional patent IP portfolio includes 54 patents that have been granted across systems, methods, devices, apparatuses, software, and compositions of matter (e.g., 3D objects), as well as 11 public pending patent applications. This IP portfolio enables us to prevent third-party market participants from selling our patented systems, using our patented production methods, or trading in parts that have been made using our processes. Our multi-jurisdictional trademark IP portfolio includes 23 registered trademarks and 39 pending trademark applications. This IP portfolio enables us to defend our unique brand from our competitors in the various jurisdictions. Accordingly, we expect that our strong IP portfolio will enable us to protect our technological lead in the metal AM industry and the unique brand we market to our customers and potential customers.

Capital efficient business model

We have an asset-light business model, which will allow us to scale our operations to meet expected customer demand. Our own manufacturing operations are primarily limited to final assembly, testing and shipment. Further, we believe our units are higher value and lower volume relative to other AM solutions providers, which reduces the burden on our supply chain as we expand. Our final assembly process does not require expensive clean rooms but instead occurs within an assembly facility. We believe that this will enable us to rapidly scale our business model to meet customer demand, without the risks associated with other manufacturing models that require heavy capital expenditures to increase production capacity.

Experienced management team

Our management team has decades of relevant experience across their respective industries, including materials engineering, technological development, operations, sales, business development and corporate finance. Our management team is led by our Chief Executive Officer, Benny Buller, who has had a highly successful career as an engineer, culminating in the highest Israeli Presidential award for one of the projects he led in the Israeli intelligence community, before taking leadership positions in cutting-edge American technology firms, including in First Solar and Applied Materials. Our Chief Financial Officer, Bill McCombe, has extensive experience as a senior financial officer in public and private technology hardware companies and as a senior investment banker overseeing strategic transactions. Further, we have recently added experienced independent board members to support our management team.

Our Product Platforms

Since our founding in 2014, we have focused development on our primary solution, marketed as Sapphire®. Sapphire® is an end-to-end solution and comes with the Flow™ design software and Assure™ quality control software. At the end of 2021, we launched our new Sapphire® XC product, which will enable production of larger parts at a lower cost.

Our software is fully integrated into the design, production and quality control platform with our Sapphire® and Sapphire® XC systems. We maintain legal title of our software systems for products sold under both our 3D printer sale transactions and recurring payment transactions.

Flow™

Flow™ software powers the whole family of Sapphire® AM printers. Our systems rely on the same manufacturing process for all of our printer solutions. Flow™ is a highly advanced and proprietary software platform, which scans part designs for unique geometrical features. It uses advanced computational algorithms to prescribe specific manufacturing “recipes” and processes specific to the Sapphire® production systems to ensure that the part is produced with the required specifications.

Sapphire® and Sapphire® XC

The Sapphire® printer system is our first generation production machine. As of December 31, 2021, 46 machines have been shipped and are currently in the field. Sapphire® uses L-PBF technology and supports a build module of 315 millimeter diameter by 400 millimeter tall, and volume of up to 31 liters.

Sapphire® XC is our newest generation of printer and started shipping at the end of 2021. XC stands for “extra capacity” and has a larger build module of 600 millimeter diameter by 550 millimeter tall, and volume of up to 155 liters. Sapphire® XC is based on the same fundamental design of our original Sapphire® printers. The Sapphire® XC printer system is designed with the intent that all recipes and parts designed for the original Sapphire® printers are fully compatible with the Sapphire® XC printer systems, as the new system is designed to carry over processes and metrologies.

Our machines have the ability to make parts with thousands of composite structures, including titanium, nickel-alloys, nickel super alloys, steel and steel alloys. Any metal that is cold-weldable is able to be used as a base layer in our machines. We currently have recipes for nine alloys and add recipes for additional metal alloys based on customer demand.

Assure™

Assure™ is an advanced quality control system software platform that includes process metrologies to ensure repeatable, consistent part quality. The platform works with complex sensors, which allow prompt control modulation of the Sapphire® laser systems to calibrate production outcomes within tolerances.

Intelligent Fusion®

Intelligent Fusion® is the underlying manufacturing process that binds and facilitates all aspects of the Velo3D end-to-end solution, which includes our print preparation software (Flow™), advanced metal 3D printers (Sapphire®), and quality assurance software (Assure™).

Intelligent Fusion® unifies and manages all of the above, including the information flow, sensor data from over 950 sensors, and the advanced printing technology for precision control of the entire print.

Customers

Our customers range from small- and medium-sized enterprises to Fortune 500 companies in the space, aviation, defense, energy and industrial markets. As of December 31, 2021, we had 18 customers. We added 10 new customers in 2021, and we continue to diversify our customer base. SpaceX, our largest customer, accounted for 27.8% and 41.1% of our revenue for the year ended December 31, 2021 and 2020, respectively. Our customers include both OEMs, as well as contract manufacturers who provide service and parts on behalf of OEMs. Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. The Company’s terms and conditions with SpaceX are consistent with all other customers and permit the customers to terminate the Company’s services at any time (subject to notice and certain other provisions).

We only sell to production customers. Our machines are not resalable and software licenses are not transferable to certain geographic markets to protect our IP.

Research and Development

The high-value metal parts and AM segments are undergoing technological advancements across hardware, software and materials. We continue to dedicate meaningful resources into our ongoing R&D programs to extend our technological leadership. Specifically, our R&D team is focused on continuing advances in technology that include, but are not limited to:

•enhancements of the Sapphire® systems, such as 1MZ systems;
•improvement of reliability and productivity of the Sapphire® and Sapphire® XC systems;
•expansion of functionality of Flow™ software;
•qualifying new materials;
•additional quality control features in Assure™; and
•addition of recipes for new metal alloys.

We invest a significant amount of our resources in R&D because we believe that superior technology is a key to maintaining a leading market position. In the year ended December 31, 2021 and 2020, our R&D expenses were approximately $27.0 million and $14.2 million.

Sales and Marketing

We sell our AM solutions directly, as well as through a network of multiple distribution partners. Together, these relationships span much of the world, including the United States ("U.S."), the EU, Japan, South Korea and Southeast Asia. We engage in a “land and expand” strategy, whereby we seek to make an initial sale to customers for technology validation before increasing penetration through sales of additional units.

Our marketing strategy is oriented around building deep and lasting relationships with leading global manufacturers. We seek to compete by maximizing the value we create for our customers. To that end, our engineers engage with customers to identify the specific parts and processes where our solutions can add the most immediate value. At the time of the installation, our engineers will typically engage with customers for several weeks to educate them on the system, after which point customers are typically able to operate the system without our direct engagement.

Our sales team remains engaged with customers after initial validation of our technology with a goal of integrating our technology into other customer processes. Thus far, we believe this strategy has proven successful, for the last two years we have delivered, on average, 1.3 Sapphire® systems per existing customer at the beginning of the year . As of February 28, 2021, our sales and marketing teams consisted of 28 employees.

In recent years, we have successfully demonstrated the utility of our technology across multiple target markets, including the highest performance application in the space, aviation and defense, energy and industrial end markets. We believe these successful deployments have seeded the market and will enable increased acquisition of new customers in those segments.

We rely on our own sales team, as well as multiple distribution partners, including Taiyo Nippon Sanso (Japan), Avaco (South Korea), and GoEngineer (North America). These relationships have helped to extend our reach into overseas markets and essentially function as extensions of our sales team. We have entered into partnership agreements with each of our distribution partners, which grant the distribution partner the right to market our products in a specified territory on either an exclusive or nonexclusive basis, depending on the distribution partner; however, all sales contracts for our products are entered into between us and our customers. Certain of these distribution partners also provide maintenance services to customers in their specified territories. Going forward, we plan to expand our direct sales force and will consider establishing additional distribution partnerships as we continue to implement our strategy with new customers.

In the fourth quarter of 2021, we opened our European Headquarters at the Augsburg Innovation Park, located in Augsburg, Germany, that will include teams of sales, application engineering and field service engineering personnel, similar to the U.S. office.

Manufacturing and Suppliers

We design, assemble, test and ship all of our products and rely on outside manufacturers for component manufacturing. Production of our systems requires approximately 15 weeks. We employ several third-party vendors to supply our core hardware subsystems and components. Following receipt of these subsystems and components, we assemble and calibrate the system. We then conduct a series of process tests culminating in a final factory acceptance test. We have internal teams focused on technology development, engineering and manufacturing. The teams coordinate the design, construction, assembly, testing and shipment of our products.

We currently rely on numerous external suppliers, which we believe have ample capacity to increase supply of our critical components. For the majority of these suppliers, we believe we can readily source components from competing suppliers on short notice. As our business grows, we may consider a strategy of sourcing components from multiple suppliers to ensure surety of supply.

We manage our inventory based on sales and production forecasts and anticipated lead times for sourcing components and assembly.

Intellectual Property

Our leadership in the high-value metal parts AM segment depends largely on our differentiated technology, which we seek to protect through a multi-layered IP approach. Our IP protection enables us to prevent organizations and individuals from selling or using our systems, apparatuses, devices, and software, practicing our methods, or trading in our produced parts (e.g., 3D objects), as these are all protected by various forms of IP protection including by our patents granted in various jurisdictions and by our trade secrets.

We attempt to protect our IP rights, in various jurisdictions (e.g., United States and abroad), through a combination of patents, trademarks, copyrights and trade secrets, as well as nondisclosure and invention assignment agreements with our consultants and employees, and nondisclosure agreements with our contractors, vendors and other business partners.

We pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding IP.

Our patent profile is a broad portfolio across our systems, apparatuses, devices, methods (e.g., of production), software, and composition of matter (e.g., 3D objects). Metal parts produced using our system technology have a signature that is readily recognizable and traceable. According to SmarTech, as of 2019, we have the strongest IP portfolio in metal AM: “Velo3D and . . . have impressive patent portfolios. Some of the most impressive patent portfolios are held by smaller firms. Velo3D is currently the top assignee of patents for 3D printing metals,” SmarTech Analysis Announces New Report on 3D-Printed Metals Patents, Smartchechanalysis.com, July 22, 2019.

We own fifty-four (54) issued patents of which forty (40) are issued U.S. patents, and fourteen (14) are issued foreign patents. We also have eleven (11) public pending patent applications of which one (1) is a pending U.S. patent application, eight (8) are pending public foreign patent applications, and two (2) are public pending Patent Cooperation Treaty (PCT) patent applications. Our currently issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2039. Our currently pending applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. In addition, we have four (4) registered U.S. trademarks, nineteen (19) registered foreign trademarks, one (1) pending U.S. trademark applications, and thirty-eight (38) pending foreign trademark applications.

Human Capital Resources

We have a strong team of employees who contribute to our success. As of December 31, 2021, we had 193 full-time employees, the majority of them based at our headquarters. We rely on consultants and outside contractors in roles and responsibilities that include engineering, operations and finance.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing, as evidenced by our recent employee engagement score in February 2022, which was 4 percentage points higher than the industry benchmark per a December 2021 employee survey conducted by Energage. None of our employees are subject to a collective bargaining agreement or are represented by a labor union.

Our board of directors oversees matters relating to managing our human capital resources. Our human capital resources objectives include identifying, recruiting, retaining, training, incentivizing and integrating our existing and additional employees, as well as emphasizing work place safety. We review our compensation and benefit policies regularly through industry benchmarks and, we believe we offer competitive compensation and benefits packages, the principal purposes of which are to attract, retain and motivate our employees.

Competition

We compete with other suppliers of 3D printers, materials and software, as well as with suppliers of traditional metal manufacturing solutions. We compete with these suppliers, as well as channel partners, for customers, and for certain of our products. We also compete with businesses and service bureaus that use such equipment to produce models, prototypes, molds and end-user parts. Development of new technologies or techniques not encompassed by the patents that we own may result in additional future competition.

Our competitors operate both globally and regionally, and many of them have well-recognized brands and product lines. Additionally, certain of our competitors are well established and may have greater financial resources than us.

We believe principal competitive factors include technology capabilities, materials, process and application know-how, total cost of operation of solution, product reliability and the ability to provide a full range of products and services to meet customer needs. We believe that our future success depends on our ability to provide high-quality solutions, introduce new products and services to meet evolving customer needs, market opportunities, and extend our technologies to new applications. Accordingly, our ongoing R&D programs are intended to enable us to continue technology advancement and develop innovative new solutions for the marketplace.

Government Regulations

We are subject to various laws, regulations and permitting requirements of U.S. federal, state and local and foreign authorities. These include:

•regulations promulgated by environmental and health agencies, as described below under “- Environmental Matters”;
•the U.S. Occupational Safety and Health Administration;
•the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the anti-corruption laws of other countries;
•laws pertaining to the hiring, treatment, safety and discharge of employees; and
•import and trade restrictions and export control regulations, including the U.S. International Traffic in Arms Regulations and the U.S. Export Administration Regulations.

We believe that we are in material compliance with all such laws, regulations and permitting requirements.

Environmental Matters
We are subject to various environmental, health and safety laws, regulations and permitting requirements, including those governing the emission and discharge of hazardous materials into ground, air or water; noise emissions; the generation, storage, use, management and disposal of hazardous and other waste; the import, export and registration of chemicals; the cleanup of contaminated sites; and the health and safety of our employees. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on our operations. The operation of our facility, however, entails risks in these areas. Significant expenditures could be required in the future to comply with environmental or health and safety laws, regulations or other requirements. Certain of these compliance requirements are imposed by our customers, who at times require us to be registered with U.S. health or safety regulatory agencies, whether on the federal or state level.

Under environmental laws and regulations, we are required to obtain environmental permits from governmental authorities for certain operations.

In the European marketplace, among others, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment of the EU, which aims to prevent waste by encouraging reuse and recycling, and the EU Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of various hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are subject to these directives. Additionally, we are required to comply with certain laws, regulations and directives governing chemicals, including the U.S. Toxic Substances Control Act, Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”), the Restriction of Hazardous Substances Directive (“RoHS”) and Classification, Labelling and Packaging Regulation (“CLP”) in the EU. These and similar laws and regulations require, among others, the registration, evaluation, authorization and labeling of certain chemicals that we use and ship.

Corporate Information

We were incorporated on September 11, 2020 as a special purpose acquisition company and a Cayman Islands exempted company under the name JAWS Spitfire Acquisition Corporation. On December 7, 2020, JAWS Spitfire completed its initial public offering. On September 29, 2021, JAWS Spitfire consummated the Merger with Legacy Velo3D pursuant to the Business Combination Agreement. In connection with the Merger, JAWS Spitfire’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware, and JAWS Spitfire changed its name to Velo3D, Inc.

Our address is 511 Division Street, Campbell, CA 95008. Our telephone number is (408) 610-3915. Our website address is https://www.velo3d.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). Our website is www.velo3d.com and our Investor Relations webpage is ir.velo3d.com. The SEC maintains a website,www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC

We use our investor relations website, our Twitter handle (www.twitter.com/VELO3DMetal), LinkedIn profile (www.linkedin.com/company/velo3d) and YouTube (Velo3d) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
•We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
•Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the investment risk.
•We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•We have invested and expect to continue to invest in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
Risks Related to Our Business and Industry
•We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
•As part of our growth strategy, we intend to continue to acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
•Our business activities have been and may continue to be, disrupted due to the outbreak of the ongoing COVID-19 pandemic.
•Changes in our product mix may impact our gross margins and financial performance.
•Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the use of our additive manufacturing system and service contracts. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
•If demand for additive manufacturing products does not grow as expected, or if market adoption of additive manufacturing technology does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
•If we fail to meet our customers’ price expectations, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.
•Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
•Reservations for our Sapphire® XC solution may not convert to purchase orders.

•Defects in our additive manufacturing system or in enhancements to our existing additive manufacturing systems that give rise to part failures for our customers, resulting in product liability or warranty or other claims that could result in material expenses, diversion of management time and attention and damage to our reputation.
•The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
•The additive manufacturing industry is competitive. We expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.
•We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
Risks Related to Third Parties
•We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
•We may rely heavily on future collaborative and supply chain partners.
•If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
Risks Related to Operations
•We operate primarily at two facilities, and any disruption at one facility could adversely affect our business and operating results.
•Delays in the construction to expand our production facilities could severely impact our business, financial condition, results of operations and prospects.
•Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks.
Risks Related to Compliance Matters
•We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
•We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.
Risks Related to Intellectual Property
•Our business relies on technological and other innovations embodied in various forms of proprietary information and other intellectual property (IP) related information. Our failure to protect our IP rights could potentially harm our competitive advantages to an extent (e.g., with respect to the use, manufacturing, lease, sale or other commercialization of our processes, technologies and products), which may have an adverse effect on our results of operations and financial condition.

•Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Additional Capital

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year from our inception, including net losses of $107.1 million and $21.8 million for the years ended December 31, 2021 and 2020, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our R&D efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.

As a public company, we incur significant additional legal, accounting and other expenses that Legacy Velo3D did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, we have only recently begun commercial shipments of several of our announced additive manufacturing solutions, some of which are expected to generate a substantial portion of our revenue going forward, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the years ended December 31, 2021 and 2020, sales to the top three customers accounted for 62.0% and 71.8% of our revenue, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through these customers in the foreseeable future. We had 18 and eight customers in total as of December 31, 2021 and 2020, respectively, for our 3D Printer sales. We continue to diversify our customer base. SpaceX, our largest customer, accounted for 27.8% and 41.1% of our revenue for the years ended December 31, 2021 and 2020, respectively.

Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with SpaceX are consistent with all other customers and permit the customer to terminate our services at any time (subject to notice and certain other provisions). Accordingly, the sudden loss of SpaceX or one or more of our other significant customers, the renegotiation of a significant customer contract, a substantial reduction in their orders, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. In particular, there has been recent media speculation that SpaceX may be facing production challenges that could adversely impact its business. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. We may also seek to raise additional capital from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, and the COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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

As part of our business strategy, we expect to enter into agreements to acquire or invest in other companies. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

If we do complete future acquisitions, we cannot assure that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

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

Achieving the expected returns and synergies from future acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions and personnel of these businesses into our product lines in an efficient and effective manner. We cannot assure that we will be able to do so, that our acquired businesses will perform at levels and on the timelines anticipated by our management or that we will be able to obtain these synergies. In addition, acquired technologies and IP may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.

Our business activities have been, and may continue to be, disrupted due to the ongoing COVID-19 pandemic.

We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. Since the first quarter of 2020, the pandemic has led to periods of disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. During 2020 and, to a lesser extent, 2021, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party contract manufacturers and supply chain, and our ability to perform the final assembly and testing of our systems. In particular, we have been impacted by the global wafer chip and electronic component supply chain disruptions that have been exacerbated by the pandemic, which has delayed the completion of our Sapphire® and Sapphire® XC printers and subsequently delayed shipments of those printers to our customers and installations of those printers at their facilities. These delays in installation could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. If the COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include continued supply chain disruptions, risks for the production and deployment of our products and services, reduced sales, declines in the market prices of our products, and risks to employee health and safety. In addition, any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets, including as a result of new variant strains of the virus, may have a material and adverse effect on our business operations and results of operations.

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

Our financial performance may be affected by the mix of transaction models under which we sell during a given period. Different transaction models have different margins in the period in which the transaction occurs and in subsequent periods. Therefore our gross margins may fluctuate based on the mix of sale and recurring payment transactions in a given period. If our product mix shifts too far into lower gross margin transactions in a given period and we are not able to sufficiently reduce the engineering, production and other costs associated with those transactions or substantially increase the sales of our higher gross margin transactions, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs as well as new product introduction pricing strategies. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

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

Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our new product launches, our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.

We use, and plan to continue using, different pricing models for different products. For example, we plan to use a recurring payment pricing model for certain customers, which includes both a leased 3D printer transaction and a sale and utilization fee model. This pricing model is still relatively new to some of our customers and may not be attractive to them, especially in regions where the model is less common. If customers resist this or any other new pricing models we introduce, our revenue may be adversely affected, and we may need to restructure the way in which we charge customers for our products.

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

Reservations for our Sapphire® XC solution may not convert to purchase orders.

Commercial shipments of our Sapphire® XC solution began at the end of 2021. As of December 31, 2021, we received 25 reservation deposits or $0.6 million to secure a manufacturing slot for the Sapphire® XC. Given the anticipated lead times between the reservation and the date of delivery of the Sapphire® XC, there is a risk that customers who place reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Sapphire® XC due to potential changes in customer preferences, competitive developments or other factors. As a result, no assurance can be made that reservations will result in the purchase of our Sapphire® XC, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.

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

We intend to continue to follow a strategy of continuing product development and distribution network expansion to enhance our competitive position to the extent practicable. However, we cannot assure that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products and technologies, demand for our products may decline, and our operating results may suffer.

Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.

Our products and services, and product outputs from contract manufacturers who use our 3D printer systems, are distributed in more than 25 countries around the world. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. As we realize our strategy to expand internationally, our exposure to currency risks may increase.

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

We have engaged with third-party auditors to identify risk factors based on the NIST SP 800-171 framework which provides recommended requirements for protecting the confidentiality of controlled unclassified information, that affect data security within our internal network and external products. These audits include compliance reviews and penetration tests where applicable. A prioritized list of remediations to strengthen our security posture are in progress, and there are risks associated with unaddressed vulnerabilities in the meantime including risk of data loss, malware, and ransomware. We have taken steps to protect customer data within our products by applying strong encryption to files both in transit and at rest.

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

Changes in tax laws or tax rulings could materially affect our financial position, results of operations and cash flows.

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

As we expand the scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes also may apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our consolidated financial statements.

We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.

Our management has significant requirements for financial reporting and internal control over financial reporting as a public company. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain adequate internal control over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements or omissions in our consolidated financial statements, which could harm our operating results. In addition, we will be required, pursuant to the rules and regulations of the SEC to furnish a report by management on the effectiveness of our internal control over financial reporting.

However, for the year ended December 31, 2021, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. Assessing and maintaining adequate internal control over financial reporting may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal control over financial reporting in a timely manner, or if we identify one or more material weaknesses, our independent registered public accounting firm may not be able to attest that our internal control over financial reporting is effective.

Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable NYSE listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we and our independent registered public accounting firm continue to report material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our securities.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:
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

These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Although we intend to take measures to remediate these material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified or occur in the future, which could result in material misstatements of our interim or annual consolidated financial statements. If we are unable to remediate the material weaknesses or additional material weaknesses are identified in the future, our ability to record, process and report financial information accurately, and to prepare consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities. In particular, if our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.

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

Economic uncertainty or downturns could adversely affect our business and operating results.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine – Russia conflict, rising fuel prices, inflation and increasing interest rates. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.

A significant downturn in economic activity, or general spending on additive manufacturing systems, may cause our current or potential customers to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on additive manufacturing systems and related technologies. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be adversely affected.

Changes in financial accounting standards or practices as well as interpretations thereof may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies and treatment are being subjected to heightened scrutiny by regulators and the public. Further, accounting rules and regulations as well as their interpretations are continually changing in ways that could materially impact our consolidated financial statements.

We cannot predict the impact of future changes to accounting principles or interpretations thereof or our accounting policies on our consolidated financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facility or the area in which it is located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including the Ukrainian - Russia conflict) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.

Risks Related to Operations

We operate primarily at two facility locations, and any disruption at one facility could adversely affect our business and operating results.

Our principal offices are located in Campbell, California. Substantially all of our R&D activities, customer and technical support, and management and administrative operations are conducted at this location. Our final assembly and testing operations are conducted at one facility in Campbell, California and a second facility in Fremont, California. In addition, substantially all of our inventory of component supplies and finished goods are held at these two locations. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Recent prolonged power outages due to California wildfires may cause substantial delays in our operations. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facility may have a material adverse effect on our business, financial condition and operating results.

Construction of our planned production facilities for expansion may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our production facilities could severely impact our business, financial condition, results of operations and prospects.

We continue to make building improvements for our production facilities, and began moving equipment into the new research and development lab. However, if we are unable to complete construction of these facilities within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our production facilities, a stoppage of construction as a result of the COVID-19 pandemic, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes and issues with subcontractors or vendors, our business, financial condition, results of operations and prospects could be severely impacted.

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

Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.

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
Risks Related to Intellectual Property

Our business relies on technological and other innovations embodied in various forms of proprietary information and other intellectual property (IP) related information. Our failure to protect our IP rights could potentially harm our competitive advantages to an extent (e.g., with respect to the use, manufacturing, lease, sale, or other commercialization of our processes, technologies and products), which may have an adverse effect on our results of operations and financial condition.

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

In addition, our failure to adequately protect our IP rights could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other IP without our authorization or from independently developing proprietary information and other IP that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. or those countries where we do not have IP rights protection. The use of our proprietary information and other IP by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales, licensing opportunities, actual or potential customers, or otherwise harm our business. If it becomes necessary for us to litigate to protect these IP rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our IP (including validity or enforceability) or accusing us of infringement, and we may not prevail.

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

Our confidentiality agreements could be breached or may not provide meaningful protection for at least a portion of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position resulting from the exclusive nature of such knowledge and expertise and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

The applicable governmental authorities may not approve our pending service mark and trademark applications. A failure to obtain trademark registrations in the U.S. and in other countries could limit our ability to obtain and retain our trademarks in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that our trademarks are not approved or are successfully challenged by third parties, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote significant resources to rebranding and advertising and marketing new brands. We could be sued by third parties who, unbeknown to us and to government agencies allowing for registration of our trademark, previously used our registered trademark in the market before we did.

The failure of any of our patents, trademarks, trade names, trade secrets, other IP rights, IP right assignments, or confidentiality agreements to protect our proprietary information and other IP, including our processes, systems, apparatuses, devices, software, composition of matter (e.g., 3D objects), our other proprietary manufacturing expertise, and any other of our technology and know-how, could have a material adverse effect on our business and results of operations.

Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.

Third parties may own issued patents and pending patent applications that exist in fields relevant to additive manufacturing or any other technology related to our products. Some of these third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims related to additive manufacturing or any other technology related to our products. Because patent applications can take many years to issue as patents, there may be currently pending patent applications which may later result in issued patents that our technologies may potentially infringe in the future. In addition, third parties may obtain patents in the future and claim that our technologies infringe upon these obtained patents. Any third-party lawsuits or other assertion to which we are subject alleging our infringement of patents, trade secrets or any other IP rights may have a significant adverse effect on our financial condition.

We may incur substantial costs enforcing and defending our IP rights.

We may incur substantial expense and costs in protecting, enforcing and defending our IP rights against third parties. IP disputes may be costly and can be substantially disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party IP claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party IP rights for use in our products. Any and all of these could have an adverse effect on our business and financial condition.

If we are unable to adequately protect or enforce our IP rights, such information may be used by others to compete against us.

We have devoted substantial resources to the development of our technology and related IP rights. Our success and future revenue growth will depend, in part, on our ability to protect the various facets of our IP. We rely on a combination of registered and unregistered IP and protect our rights using patents, trademarks, trade secrets, confidentiality agreements, and assignment of invention agreements and other methods.

Despite our efforts to protect our IP and proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes, improvements, or any other IP. We cannot assure that any of our existing or future patents or other IP rights will not be challenged, invalidated, circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Our trade secrets, know-how and other unregistered proprietary rights are a key aspect of our IP portfolio. While we take reasonable steps to protect our proprietary information and IP in trade secrets and other forms of confidential information protection, and enter into confidentiality agreements and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may have inadvertently not have entered into such agreements with all relevant parties, or some of the agreements may prove invalid in all jurisdictions. Such agreements may be breached, and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of our proprietary information and IP including trade secrets, know-how or other technology related information not protected by a patent or other IP system could materially reduce or eliminate any competitive advantage that we may have over such competitor.

If our patents and other forms of IP protection do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently, reverse engineer our technology, or design around our patents and other forms of IP protection. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.

If we attempt enforcement of our IP rights, we may be subject or party to claims, negotiations or complex, protracted litigation. IP disputes and litigation, regardless of merit, can be substantially costly and disruptive to our business operations, e.g., by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition.

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

Our additive manufacturing software contains components that are licensed under so-called “open source,” “free,” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of our proprietary software's source code to the public; however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Risks Related to Our Securities

Warrant holders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if warrant holders do so, they will receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If warrant holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering all of the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, warrant holders would receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto).

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of their warrants could be increased, the exercise period could be shortened and the number of our common stock purchasable upon exercise of a warrant could be decreased, all without their approval.

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

We may redeem their unexpired warrants prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force them to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

In addition, we may redeem their warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock.

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

Our common stock and our public warrants are listed on the NYSE. However, an active trading market for our common stock or warrants may not be sustained. Furthermore, we cannot ensure that we will be able to satisfy the continued listing standards of the NYSE going forward. If we cannot satisfy the continued listing standards going forward, the NYSE may commence delisting procedures against us, which could result in our common stock or public warrants being removed from listing on the NYSE. If any of our common stock or public warrants were to be delisted, the liquidity of our common stock or warrants could be adversely affected and the market price of our common stock or warrants could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. They may also not be able to resell their common stock or warrants at or above the price they paid for such securities or at all.

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

Pursuant to the Business Combination Agreement, the members of our board of directors are Matthew Walters, two individuals that were identified by Legacy Velo3D and six individuals that were identified by Legacy Velo3D, in consultation with JAWS Spitfire. Accordingly, the former Legacy Velo3D equity holders will be able to significantly influence the approval of actions requiring board of director approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the former Legacy Velo3D equity holders could influence whether acquisitions, dispositions and other change of control transactions are approved.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.

Our global corporate headquarters is located in Campbell, California, and our European headquarters is located in Augsburg, Germany. We conduct final assembly and test of our machines in two manufacturing facilities that are located near our headquarters in California. The lease term expirations range from 2023 to 2027. We believe substantially all of our properties are in good condition and adequate to meet our current needs.

Location	City, Country	Description	Square Footage	Owned/Leased
511 Division	Campbell, CA, USA	Global Headquarters	17,200	Leased
Augsburg Innovation Park	Augsburg, Germany	European Headquarters	5,000	Leased
Lakeview	Fremont, CA, USA	Manufacturing Facility	80,000	Leased
McGlincy	Campbell, CA, USA	Manufacturing Facility	9,100	Leased
Division R&D	Campbell, CA, USA	Research and Development	5,000	Leased

See Note 14, Leases to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.

Item 3. Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been traded on the NYSE under the symbol “VLD” since September 30, 2021. Prior to that, our Class A ordinary shares traded on the NYSE under the symbol "SPFR".
Holders of Record
As of March 21, 2022, there were approximately 91 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Sales of Unregistered Securities
The information required by this Item 5 related to the PIPE Financing is included in our Current Report on Form 8-K filed with the SEC on October 5, 2021.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing (“AM”), to deliver breakthroughs in performance, cost and lead time in the production of high-value metal parts.

We produce a full-stack hardware and software solution based on our proprietary laser powder bed fusion (“L-PBF”) technology, which enables support-free production. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly. Our products give our customers who are in space, aviation, defense, energy, and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.

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

Key Financial and Operational Metrics

    We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report titled “Risk Factors.”

Commercial Launch of the Sapphire® XC System

We shipped our first Sapphire® XC system (“Sapphire® XC”) at the end of 2021. The new Sapphire® XC will have capacity to make parts that are 400% larger and reduce production costs per part by approximately 65% to 80% when compared to the existing Sapphire® system.

The Sapphire® XC system is manufactured in our new 80,000+ square foot manufacturing facility in Fremont, California. On November 1, 2021, our lease for this facility commenced with a term of 65 months and a contractual obligation of $10.9 million in base rent and certain reimbursement of lessor’s operating expenses. As of December 31, 2021, we have invested $6.3 million into lab equipment and leasehold improvements. We expect to invest an additional $4.0 million to $6.0 million in factory equipment and leasehold improvements to complete the Sapphire® XC system manufacturing facility in the first half of 2022. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

As of December 31, 2021, we have received customer deposits for 23 firm orders for our systems with 18 of those orders being for the Sapphire® XC. The Sapphire® XC deposits were $17.5 million and $3.2 million as of December 31, 2021 and December 31, 2020, respectively, and are included within contract liabilities. As we bring our products to market, we pay particular attention to forecasts by industry analysts and the adoption curve of new technologies. If we fail to anticipate or respond to market adoption of AM, it could result in decreased revenue.

	Year Ended December 31,
	2021	2020
Revenue ($ in millions)	$27	$19
Bookings	34	18
Total Shipments	23	13
New Customers (by shipments)	10	5

Bookings

For the year ended December 31, 2021, we had 34 bookings. A booking is a confirmed order for a 3D printer system. For the years ended December 31, 2020, we had 18 bookings.

Shipments

For the year ended December 31, 2021, we shipped 23 3D printers (13 3D printers sold to customers and 10 3D printers leased under the Recurring Payment model described below). For the year ended December 31, 2020, we shipped 13 3D printers (10 3D printers sold to customers and three 3D printers leased under the Recurring Payment model).

Customers

For the year ended December 31, 2021, we had 10 new customers and 18 cumulative system customers. A new customer is defined as receiving a 3D printer system for the first time during the calendar year. For the year ended December 31, 2020, we had 5 new customers and 8 cumulative system customers. As of December 31, 2021, we had shipped a total of 46 3D Printer systems to 18 customers.

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

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the years ended December 31, 2021 and 2020, sales to the top three customers accounted for 62.0% and 71.8% of our revenue, respectively. While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Business - Risks Related to Our Financial Position and Need for Additional Capital - We expect to rely on a limited number of customers for a significant portion of our near-term revenue”, and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties, in the consolidated financial statements included elsewhere in this Annual Report.

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

Impact of COVID-19 and Other World Events

We continue to operate our business through the COVID-19 pandemic and have taken additional precautions to ensure the safety of our employees, customers, and vendors with which we operate. The impact of COVID-19 on our operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing. We continue to experience various supply chain constraints due to the pandemic, which could lead to delays in shipment of our products to our customers. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints.

Climate Change

Material pending or existing climate change-related legislation, regulations, and international accords could have an adverse effect on our business, financial condition, and results of operations, including: (1) material past and/or future capital expenditures for climate-related projects, (2) material indirect consequences of climate-related regulation or business trends, such as the following: decreased/increased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources; increased competition to develop innovative new products that result in lower emissions; increased demand for generation and transmission of energy from alternative energy sources; and any anticipated reputational risks resulting from operations or products that produce material greenhouse gas emissions and (3) material increased compliance costs related to climate change.
Components of Results of Operations
    Revenue

Our revenue is primarily derived from our AM full-stack solution product, which includes the Flow™ print preparation software, Sapphire® and Sapphire® XC metal AM printer using our support-free L-PBF technology and Assure™ quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.

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

The Recurring Payment transactions, which are structured as operating leases, were 5.8% and 1.8% of revenue for the years ended December 31, 2021 and 2020, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

Support Services are included with most 3D Printer sale transactions and Recurring Payment transactions. Support services consist of field service engineering, phone and email support, preventative maintenance, and limited on and off-site consulting support. A subsequent Extended Support Agreement is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately. Support Service revenue is recognized over the contract period beginning with customer performance test acceptance.

Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the years ended December 31, 2021 and 2020.
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

Selling and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related personnel costs for individuals working in our sales and marketing departments, including stock-based compensation, costs related to trade shows and events, advertising, marketing promotions, travel costs and an allocated portion of overhead costs, including information technology costs and costs for customer proof of concept validation.

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

Loss on the Convertible Note Modification

Loss on the convertible note modification relates to the convertible note agreement modification in September 2021. For more information, see Note 16, Convertible Notes Payable, in the consolidated financial statements included elsewhere in this Annual Report.

(Loss)/gain on Fair Value of Warrants

Loss on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities, including liabilities related to the public warrants and private placement warrants, which are subject to remeasurement at each balance sheet date.

Gain/(Loss) on Fair Value of Contingent Earnout Liabilities

Gain (loss) on valuation of contingent earnout liabilities relates to the changes in the fair value of contingent earnout liabilities related to the Earn-Out Shares, which are subject to remeasurement at each balance sheet date.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.

Income Taxes

Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of December 31, 2021 and 2020, there were no foreign income taxes or liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020:

The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2021		2020		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$23,015	83.9%	$16,965	89.4%	$6,050	35.7%
Recurring payment	1,589	5.8%	350	1.9%	1,239	354.0%
Support services	2,835	10.3%	1,660	8.7%	1,175	70.8%
Total Revenue	27,439	100.0%	18,975	100.0%	8,464	44.6%
Cost of revenue
3D Printer	17,560	64.0%	10,605	55.8%	6,955	65.6%
Recurring payment	1,112	4.1%	245	1.3%	867	353.9%
Support services	3,809	13.9%	1,758	9.3%	2,051	116.7%
Total cost of revenue	22,481	81.9%	12,608	66.4%	9,873	78.3%
Gross profit	4,958	18.1%	6,367	33.6%	(1,409)	(22.1)%
Operating expenses
Research and development	27,002	98.4%	14,188	74.8%	12,814	90.3%
Selling and marketing	12,363	45.1%	7,004	36.9%	5,359	76.5%
General and administrative	23,352	85.1%	6,382	33.6%	16,970	265.9%
Total operating expenses	62,717	228.6%	27,574	145.3%	35,143	127.4%
Loss from operations	(57,759)	(210.5)%	(21,207)	(111.8)%	(36,552)	172.4%
Interest expense	(2,740)	(10.0)%	(639)	(3.4)%	(2,101)	328.8%
Loss on the convertible note modification	(50,577)	(184.3)%	—	—%	(50,577)	100.0%
(Loss)/gain on fair value of warrants	(5,202)	(19.0)%	4	—%	(5,206)	(130150.0)%
Gain on fair value of contingent earnout liabilities	9,275	33.8%	—	—%	9,275	100.0%
Other income (expense), net	(88)	(0.3)%	35	0.2%	(123)	(351.4)%
Loss before provision for income taxes	(107,091)	(390.3)%	(21,807)	(114.9)%	(85,284)	391.1%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(107,091)	(390.3)%	$(21,807)	(114.9)%	$(85,284)	391.1%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2021		2020		Change	%
	(in thousands, except percentages)
3D Printer sales	$23,015	83.9%	$16,965	89.4%	$6,050	35.7%
Recurring payment	1,589	5.8%	350	1.9%	1,239	354.0%
Support services	2,835	10.3%	1,660	8.7%	1,175	70.8%
Total Revenue	$27,439	100.0%	$18,975	100.0%	$8,464	44.6%

Total revenue for the years ended December 31, 2021 and 2020 was $27.4 million and $19.0 million respectively. Total revenue for the year ended December 31, 2021 increased by $8.5 million, or 44.6% from the year ended December 31, 2020.

3D Printer sales were $23.0 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively. The increase of $6.1 million in 2021 from 2020 was attributed to 13 3D Printer sales shipped in 2021 compared to 10 3D Printer sales shipped in the prior year. 3D Printer sales for 2021 also included revenue from two units with lease buyout options which were exercised during the third quarter of 2021, when the customers exercised their purchase option at the end of the lease term instead of renewing their leases. The 3D Printer sales included parts and consumables revenue.

Recurring Payment, structured as an operating lease, was $1.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily attributed to an increase from three to nine 3D Printer systems in service generating Recurring Payment revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020. As discussed above, two of the Recurring Payment revenue systems were converted to 3D Printer sales during the third quarter of 2021.

As of December 31, 2021, three 3D Printer systems shipped under Recurring Payments were pending site acceptance test (“SAT”) completion. The operating lease begins upon SAT completion.

Our Support Service revenue was $2.8 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. The increase in 2021 was primarily attributed to 46 3D Printer systems in service as of December 31, 2021 compared to 23 3D Printers in service as of December 31, 2020.

We expect the demand for the Sapphire® XC to increase our revenue in the future. As of December 31, 2021, we have received 18 firm orders for the Sapphire® XC. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.

Revenue trends from our largest customer, SpaceX, have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. SpaceX revenue is comprised of 3D Printer sales, which is the largest component and is recognized in the quarter that the shipment occurs, and revenue from Support Services which is significantly smaller and is recognized over the service period. SpaceX ordered its first Sapphire® system in 2018, eleven Sapphire® systems in 2019, ten Sapphire® XC systems in 2020, and four Sapphire® systems in 2021. Of these 26 3D Printers, we delivered one in 2018, seven in 2019, four in 2020 and four in 2021 (including 1 Sapphire® XC system). We shipped the first Sapphire® XC system under this order at the end of 2021 and we anticipate that we will ship the majority of the shipments under this order in the first half of 2022.

As a result of the anticipated shipment of the Sapphire® XC 3D Printers in 2022, we expect that SpaceX revenues as a percentage of our total revenues will increase in 2022 compared to 2021. We expect SpaceX to continue to be an important customer going forward. However, SpaceX’s contribution as a percentage of our total revenue will depend on the timing of shipments, as described above.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2021		2020		Change	%
Cost of Revenue	(in thousands, except percentages)
Cost of 3D Printers	$17,560	78.1%	$10,605	84.1%	$6,955	65.6%
Cost of Recurring Payment	1,112	5.0%	245	2.0%	867	353.9%
Cost of Support Services	3,809	16.9%	1,758	13.9%	2,051	116.7%
Total Cost of Revenue	$22,481	100.0%	$12,608	100.0%	$9,873	78.3%

Total cost of revenue for the years ended December 31, 2021 and 2020 was $22.5 million and $12.6 million, respectively. Total cost of revenue for the year ended December 31, 2021 increased by $9.9 million, or 78.3%, from the prior year.

Cost of 3D Printers was $17.6 million and $10.6 million, for the years ended December 31, 2021 and 2020, respectively. There was an increase in the year ended December 31, 2021 of $7.0 million from the prior year, attributable to 13 3D Printers sold, which included one Sapphire® XC system, compared to the 10 3D Printers sold in the year ended December 31, 2020. Cost of 3D Printers for 2021 also included the cost from two units with lease buyout options which were exercised during the third quarter of 2021, when the customers exercised their purchase option at the end of the lease term instead of renewing their leases.

The first Sapphire® XC was shipped in the fourth quarter of 2021. Similar to the commercial product launch of the Sapphire® in 2019, the cost of the Sapphire® XC includes higher factory overhead costs to scale up operations, production engineering development costs, and higher costs to expedite shipping for manufacturing materials and assemblies related to supply chain disruption in the global markets. Additionally, as we gain experience with Sapphire® XC production, we expect to lower our material costs and reduce labor and overhead expenses per unit. As a result of these efficiencies, we expect to reduce the Sapphire® XC cost for production during the second half of 2022.

Cost of Recurring Payment was $1.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. There was an increase in the year ended December 31, 2021 of $0.9 million from 2020 due to an increase in depreciation of the equipment on lease and allocable Cost of Support Services as a result of more 3D Printers in service in 2021 compared to 2020.

Cost of Support Services was $3.8 million and $1.8 million, for the years ended December 31, 2021 and 2020, respectively. There was an increase of $2.1 million in the year ended December 31, 2021 from 2020 primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to 46 3D Printers in service in 2021 compared to 23 3D Printers in service in 2020.

Cost of revenue as a percentage of revenue was 81.9% and 66.4% for the years ended December 31, 2021 and 2020, respectively. The increase in the year ended December 31, 2021was primarily due to initial production of Sapphire® XC and lower launch customer pricing engineering production and service costs to support our 2022 growth plan, and higher maintenance costs for upgrading systems to enhance reliability performance compared to 2020.

Gross Profit and Gross Margin

Total gross profit was $5.0 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively. As a percentage of revenue, the gross margin was 18.1% and 33.6% for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit in the year ended December 31, 2021 was primarily attributable to increased Cost of 3D Printers and increased Cost of Support Services as compared to the year ended December 31, 2020, as discussed above.

Our 2021 gross profit reflects the impact of launch customer price concessions for our first Sapphire® XC system shipped during the fourth quarter of 2021. This pricing reduced our gross margin for the fourth quarter by approximately 4% compared to the pricing of other Sapphire® XC orders in the backlog and is expected to impact gross margin through the third quarter of 2022 as we complete the delivery of an additional 9 Sapphire® XC systems under the related launch customer contract.

Changes in mix of transaction types have a short-term impact on gross margin as the gross margin in the initial year of a Recurring Payment transaction is lower than for a sale transaction. We also expect a temporary negative impact to our gross profit and gross margin due to increased Service Support cost with the commercialization of the Sapphire® XC, which is typical for larger and more complex products. Additionally, our gross profit and gross margin are influenced by a number of factors, including:

•New product introduction pricing strategies and market conditions that may impact our pricing;
•Production volumes that may impact factory overhead absorption; and
•Cost of our Support Services and product support may be influenced by product mix changes, including new product introductions, and other factors.

Research and Development Expenses

Research and development expenses were $27.0 million and $14.2 million for the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2021, there was an increase of $12.8 million in research and development expenses primarily due to the development of the Sapphire® XC system.

The increases in research and development expenses in 2021 were related to a $6.1 million increase in components design and engineering testing and validation for the Sapphire® XC large format AM system, a $4.4 million increase for additional headcount, salaries and employee-related expenses, and a $2.3 million increase in product development expenses for new parts for the Sapphire® family of systems.

We expect research and development costs to increase over time as we continue to invest in enhancing and advancing our portfolio of AM solutions. In the near term, we expect an increase to be driven by research and development expenses for the continued product development of the Sapphire® XC system.

Selling and Marketing Expenses

Selling and marketing expenses were $12.4 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively. There was an increase of $5.4 million for the year ended December 31, 2021 as compared to 2020.

The increase in selling and marketing expenses for the year ended December 31, 2021 was attributable to a $4.8 million increase for additional headcount, salaries and employee-related expenses, a $0.7 million increase in trade show expense offset by a reduction of $0.1 million in marketing initiatives and branding expenses.

We expect selling and marketing expenses to increase over time as we expand our headcount, initiate new marketing campaigns with the launch of the Sapphire® XC, focus on our European markets and increase attendance of additive manufacturing conferences to build product awareness.

We expect the selling and marketing activities to increase for travel, trade shows, new product launch initiatives, and increase advertising campaigns and market awareness.

General and Administrative

General and administrative expenses were $23.4 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively. The increase of $17.0 million in the year ended December 31, 2021 in general and administrative expenses as compared to 2020 was attributable to Merger related expenses of $4.4 million with increases in advisory, legal and accounting fees, a $3.1 million increase in additional headcount, salaries and employee-related benefits, a $1.4 million increase in recruiting related expenses, a $2.0 million in public company operational expenses, a $2.9 million increase in stock-based compensation and a $3.2 million increase in other operating expenses.

We expect general and administrative expenses to increase as a result of the expected increase in the scale of our operations and the increased costs of operating as a public company. We expect increased expenses for insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Interest Expense

Interest expense was $2.7 million and $0.6 million, for the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2020, there was an increase of $2.1 million attributable to increased outstanding debt balances, which was partially repaid during the fourth quarter of 2021.

Loss on the Convertible Note Modification

The loss on the convertible note modification was $50.6 million for the year ended December 31, 2021 with no like expense for the year ended December 31, 2020. In December 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note.

Gain/(Loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a loss of $5.2 million, and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively. The loss in the year ended December 31, 2021 was related to the non-cash fair value change of the warrant liabilities.

Gain on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was a gain of $9.3 million for the year ended December 31, 2021 and was related to the non-cash fair value change of the contingent earnout liabilities.

Other Income (Expense), Net

Other income (expense), net was $0.1 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively. Interest income earned from available-for-sale securities was immaterial for the year ended December 31, 2021.

Income Taxes

No provision for federal and state income taxes was recorded because we incurred losses for the years ended December 31, 2021 and 2020 and maintained a full valuation allowance on the deferred tax assets as of December 31, 2021 and 2020.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in 2022 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of December 31, 2021, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $107.1 million and $21.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, we had $223.1 million and $15.5 million in cash, cash equivalents and short-term investments and an accumulated deficit of $229.9 million and $122.8 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and subassembly purchases, general and administrative expenses, and others.

Our purchase commitments pursuant to our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods and services delivered previously. Certain Sapphire® XC purchase orders for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the first half of 2022.

We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. We may also seek to raise additional capital from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities for doing so.

Term Loan

In May 2021, we entered into a third amended and restated loan and security agreement and a mezzanine loan and security agreement providing for certain debt facilities comprised of a $35.0 million term loan, a $10.0 million revolving credit line and a $8.5 million secured equipment loan facility. On October 29, 2021, we repaid the $20.7 million outstanding balance, interest and fees of the term loan in full using proceeds from the Merger. The term loan facility included a short term $10.0 million working capital revolver line of credit with a variable interest rate of the greater of 9% or Prime plus 5.75% and term of nine months. In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million. The outstanding balance as of December 31, 2021 was $3.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense. For more information regarding the term loan facility, see Note 15, Long-Term Debt in the consolidated financial statements included elsewhere in this Annual Report.

Equipment Loans Secured by Leased Equipment

The equipment loan secured by leased equipment has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of December 31, 2021, we had $5.6 million in variable rate debt outstanding. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense. For more information regarding the secured equipment loan facility, see Note 15, Long-Term Debt in the consolidated financial statements included elsewhere in this Annual Report.

Facilities Expansion

As of December 31, 2021, we have invested $6.3 million into lab equipment and leasehold improvements for our Sapphire® XC manufacturing facility. We will invest an additional $4.0 million to $6.0 million in factory equipment and leasehold improvements to complete the Sapphire® XC system manufacturing facility in the first half of 2022.

In October 2021, we commenced a month-to-month lease for a 2,500+ square foot facility located in Augsburg Germany, to accommodate our European headquarters and technology demonstration center.

Cash Flow Summary

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
	(In thousands)
Net cash used in operating activities	$(56,404)	$(26,446)	$(29,958)
Net cash used in investing activities	(33,590)	(3,429)	(30,161)
Net cash provided by financing activities	282,886	35,577	247,309

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $56.4 million, consisting primarily of a net loss of $107.1 million and cash used from net operating assets of $3.2 million, primarily comprised of increases in other assets of $14.5 million, prepaid expenses and other current assets of $7.6 million related to insurance and vendor prepayments, increases in inventories of $8.0 million for Sapphire® and Sapphire® XC system production, and increases in accounts receivable of $11.5 million due to timing of customer payments, offset by decreases in contract liabilities of $17.6 million, increases in other noncurrent liabilities of $9.4 million, increases in accrued expenses and other current liabilities of $6.9 million, decreases in other operating assets of $4.5 million and noncash charges of $53.9 million. The noncash charges primarily consisted of the loss on the convertible note modification of $50.6 million, the change in fair value related to the warrants of $5.2 million, and depreciation and amortization and stock-based compensation expense, offset by the change in fair value related to the contingent earnout liabilities of $9.3 million.

Net cash used in operating activities for the year ended December 31, 2020 was $26.4 million, consisting primarily of net loss of $21.8 million and an increase in net operating assets of $7.3 million, primarily due to increases in inventories for parts and work in progress of $2.7 million, increases contract assets of $2.5 million, decreases in contract liabilities for committed orders of $2.4 million, and decreases in other operating assets of $0.3 million, offset by noncash charges of $2.7 million. The noncash charges primarily consisted of depreciation and stock-based compensation expense.

We expect our cash used in operating activities to increase in 2022 driven by working capital requirements and operating expenses as we significantly increase the scale of our operations.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $33.6 million, consisting of property and equipment purchases of $9.6 million, production of equipment for lease to customers of $8.5 million and purchases of available-for-sale investments of $15.5 million consisting primarily of high quality investment-grade securities.

Net cash used in investing activities during the year ended December 31, 2020 was $3.4 million, consisting of property and equipment purchases of $0.4 million and production of equipment for the equipment on lease to customers of $3.0 million.

We expect our capital expenditures, excluding purchases of available-for-sale investments to increase slightly in 2022 as we expand existing operations, and complete the build out of our new manufacturing facility.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $282.9 million, consisting of financing activities resulting primarily from the net proceeds of $123.3 million from the Merger, $155.0 million from the PIPE Financing, proceeds of $19.3 million from the term loan, net of issuance costs, proceeds of $3.0 million from the term loan revolving credit line, proceeds of $5.4 million from equipment loans, net of issuance costs, proceeds of $5.0 million from the convertible notes and proceeds of $0.4 million from the issuance of common stock upon exercise of stock options. This was offset by repayments of $25.3 million for the term loan, repayments of $0.8 million for the property and equipment loan, and repayments of $2.4 million for equipment loans.

Net cash provided by financing activities during the year ended December 31, 2020 was $35.6 million, consisting of financing activities resulting primarily from proceeds of $28.3 million from the issuance of Legacy Velo3D Series D redeemable convertible preferred stock, net of transaction costs, proceeds of $5.4 million from the convertible note, proceeds of $2.3 million from equipment loans, and proceeds of less than $0.1 million from the issuance of common stock upon exercise of stock options, offset by repayments of $0.4 million of equipment loans.

We expect to provide cash by financing activities by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report titled “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	Total
	(In thousands)
Operating leases	$2,306	$7,598	$2,914	$12,818
Debt principal, interest and fees	5,176	2,956	—	8,132
Purchase commitments	27,736	—	—	27,736
Total contractual cash obligations	$35,218	$10,554	$2,914	$48,686

Purchase commitments (purchase orders) of $27.7 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the first half of 2022.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s consolidated financial statements, Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in this Annual Report.

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

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2, Summary of Significant Accounting Policies, in the consolidated financial statements included in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2021.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the previous three years.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

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

Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, included in the notes to the consolidated financial statements in this Annual Report.

Revenue Recognition

On January 1, 2019, we adopted ASC 606, “Revenue from Contracts with Customers,” utilizing the full retrospective method. We primarily derive our revenue from 3D Printer sales, Recurring Payment and Support Services. We determine revenue recognition through the following five-step model for recognizing revenue: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

A typical contract with customers for the 3D Printer and bundled software includes the Support Services. We provide a transaction price for all deliverables, including the 3D Printer and bundled software, and for the Support Services. Typically, we have one distinct obligation to transfer the 3D Printers and bundled software, and another distinct obligation to provide the Support Services.

The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. We determine SSP based on observable stand-alone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices, and its overall pricing objectives, including risk-adjusted gross profit margin for products and services, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, we estimate the SSP using the residual approach. Significant judgment is used to identify and account for each of the two performance obligations.

3D Printer Sales

We bill our customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs normally over three to six months. Revenue for the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance.

We have elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers was $0.1 million for each of the years ended December 31, 2021 and 2020, respectively.

Recurring Payment

We have entered into operating leases (“Recurring Payment”) for customers who do not purchase the 3D Printers (“equipment”). On January 1, 2019, we adopted ASC 842, “Leases,” and determined that arrangements providing for recurring payments from customers qualify as leases. The contracts explicitly specify the equipment which is a production system with defined components and services, including the printer itself, services and accessories. The asset is physically distinct, the supplier does not have substitution rights and the customer holds the right to direct the use of and obtain substantially all of the economic benefits from the use of the identified asset. As of December 31, 2021, lease terms are 12 months with the expectation that customers will not purchase the equipment at the end of the lease. The arrangements provide for a base rent and usually provide for variable payments based on usage in excess of a defined threshold. Support Services are included during the lease term.

Equipment under lease contracts is reclassified from inventory at its basis and depreciated over five years to a salvage value. Income from the lessee is recorded as revenue using the straight-line method over the term of the lease. Support services are a non-lease component. The practical expedient has been elected to include rents and this non-lease component as one revenue stream recognized over the lease term on a straight-line basis. Costs associated with this component are classified as cost of revenue and recognized as incurred.

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement, and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2021and 2020.

Equipment leased to customers are considered long-lived assets and are tested for impairment as described above under the heading, “Impairment of Long-lived Assets.”

Support Services

Support Services are field service engineering, phone and email support, preventative maintenance and limited on and off-site consulting support. A subsequent Extended Support Agreement is available for renewal after the initial period based on the then fair value of the service.

Support Service revenue are recognized over the contract period beginning with customer performance test acceptance.

Stock-Based Compensation

Stock-based compensation cost for awards is measured as of the grant date based on its fair value, and the amount is expensed ratably over the service period which is typically the vesting period. We have elected to account for forfeitures when they occur, and any compensation expense previously recognized on unvested shares will be reversed.

We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term, price volatility of the underlying stock, risk-free interest rate, and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the award.

We estimate the fair value of restricted share unit awards using the value of the Company’s common stock on the date of grant.

We estimate the fair value of Earnout Shares awards underlying stock options to employees, which is considered a compensatory award and accounted for under ASC 718, Share-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, including the current stock price, volatility of the underlying stock, expected term, and the risk-free interest rate.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our risk-free interest rates, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. An increase of 100-basis points in interest rates would not have a material impact on our stock-based compensation.

Income Taxes

We utilize the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the consolidated financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.

We make estimates, assumptions and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which, as of the date of this Annual Report have not been material, are recognized within provision for income taxes.

Common Stock Warrants Liabilities

Following the Merger, 8,625,000 publicly-traded warrants and 4,450,000 private placement warrants issued to Spitfire Sponsor, LLC (the “Sponsor”) , all of which were issued in connection with JAWS Spitfire’s initial public offering (the “IPO”), are exercisable for one share of our common stock at an exercise price of $11.50 per share. During the year ended December 31, 2021, there were no public warrants or private placement warrants exercised. The public warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by us under certain circumstances, at which time the public warrants may be exercised on a cashless basis. The private placement warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants are redeemable by us and exercisable by such holders on the same basis as the public warrants.

We evaluated the warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the warrants includes a provision, the application of which could result in a different settlement value for the warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the common stock, the private placement warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the warrants (both the public warrants and the private placement warrants) would be entitled to receive cash for all of their warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of our control), all warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash. These provisions preclude us from classifying the warrants in stockholders’ equity.

We classify our public warrants and private placement warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As the warrants meet the definition of a derivative, we recorded these warrants within warrant liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of common stock upon our achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the common stock and therefore are accounted for as a liability at the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 17, Equity Instruments, to the consolidated financial statements included elsewhere in this Annual Report) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current common stock price, expected volatility, risk free rate, expected term and dividend rate. An increase of 100-basis points in interest rates would not have a material impact on our contingent earnout liability. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value of Measurements” as described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report) because we estimate projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

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

The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 15, Long-Term Debt and Note 16, Convertible Notes Payable, in the consolidated financial statements included elsewhere in this Annual Report for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Velo3D, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velo3D, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 28, 2022
We have served as the Company’s auditor since 2020.

Velo3D, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(In thousands, except share and per share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$207,602	$15,517
Short-term investments	15,483	—
Accounts receivable, net	12,778	1,232
Inventories	22,479	7,309
Contract assets	274	3,033
Prepaid expenses and other current assets	9,458	807
Total current assets	268,074	27,898
Property and equipment, net	10,046	1,006
Equipment on lease, net	8,366	2,855
Other assets	16,231	932
Total assets	$302,717	$32,691
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,882	$1,226
Accrued expenses and other current liabilities	9,414	2,512
Debt – current portion	5,114	3,687
Contract liabilities	22,252	4,702
Total current liabilities	46,662	12,127
Long-term debt – less current portion	2,956	4,316
Contingent earnout liabilities (Note 17)	111,487	—
Warrant liabilities (Note 17)	21,705	181
Other noncurrent liabilities	9,492	184
Total liabilities	192,302	16,808
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock, $0.00001 par value, 10,000,000 and 125,419,265 shares authorized as of December 31, 2021 and 2020, respectively; 0 and 117,734,383 shares issued and outstanding as of December 31, 2021 and 2020, respectively, liquidation preference of $0 and $133,762 as of December 31, 2021 and 2020, respectively	—	123,704
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 and 176,025,618 shares authorized at December 31, 2021 and 2020, respectively, 183,232,494 and 16,003,558 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	340,294	14,954
Accumulated other comprehensive income (loss)	(14)	—
Accumulated deficit	(229,867)	(122,776)
Total stockholders’ equity (deficit)	110,415	(107,821)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$302,717	$32,691

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2021 and 2020
(In thousands, except per share data)

	2021	2020
Revenue
3D Printer	$23,015	$16,965
Recurring payment	1,589	350
Support services	2,835	1,660
Total Revenue	27,439	18,975
Cost of revenue
3D Printer	17,560	10,605
Recurring payment	1,112	245
Support services	3,809	1,758
Total cost of revenue	22,481	12,608
Gross profit	4,958	6,367
Operating expenses
Research and development	27,002	14,188
Selling and marketing	12,363	7,004
General and administrative	23,352	6,382
Total operating expenses	62,717	27,574
Loss from operations	(57,759)	(21,207)
Interest expense	(2,740)	(639)
Loss on the convertible note modification	(50,577)	—
(Loss)/gain on fair value of warrants	(5,202)	4
Gain on fair value of contingent earnout liabilities	9,275	—
Other income (expense), net	(88)	35
Loss before provision for income taxes	(107,091)	(21,807)
Provision for income taxes	—	—
Net loss	(107,091)	(21,807)
Extinguishment of redeemable convertible preferred stock	—	13,051
Net loss attributable to common stockholders	(107,091)	(8,756)
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,688,496	15,629,179

Net loss	$(107,091)	$(21,807)
Net unrealized holding losses on available-for-sale investments	(14)	—
Other comprehensive loss	$(107,105)	$(21,807)

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net loss	$(107,091)	$(21,807)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,170	1,240
Amortization of deferred loan costs	837	—
Stock-based compensation	4,368	1,455
Loss on convertible note modification	50,577	—
Loss/(gain) on fair value of warrants	5,202	(4)
Gain on fair value of contingent earnout liabilities	(9,276)	—
Changes in assets and liabilities
Accounts receivable	(11,546)	742
Inventories	(8,010)	(2,743)
Contract assets	2,759	(2,493)
Prepaid expenses and other current assets	(7,628)	1,077
Other assets	(14,499)	466
Accounts payable	1,876	(490)
Accrued expenses and other liabilities	6,878	(1,024)
Contract liabilities	17,550	(2,389)
Other noncurrent liabilities	9,429	(476)
Net cash used in operating activities	(56,404)	(26,446)
Cash flows from investing activities
Purchase of property and equipment	(9,619)	(401)
Production of equipment for lease to customers	(8,480)	(3,028)
Purchases of available-for-sale investments	(15,491)	—
Net cash used in investing activities	(33,590)	(3,429)
Cash flows from financing activities
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	28,153
Proceeds from Merger, net of transaction costs	123,270	—
Proceeds from PIPE financing	155,000	—
Proceeds from term loan	19,339	2,324
Repayment of term loan	(25,283)	(420)
Repayment of property and equipment loan	(833)	—
Proceeds from term loan revolver facility	3,000	—
Proceeds from equipment loans	5,419	—
Repayment of equipment loans	(2,411)	—
Proceeds from convertible notes	5,000	5,467
Issuance of common stock upon exercise of stock options	385	53
Net cash provided by financing activities	282,886	35,577
Effect of exchange rate on cash and cash equivalents	(7)	—
Net change in cash and cash equivalents	192,885	5,702
Cash and cash equivalents and restricted cash at beginning of period	15,517	9,815
Cash and cash equivalents and restricted cash at end of period	$208,402	$15,517

Supplemental disclosure of cash flow information
Cash paid for interest	1,417	461
Supplemental disclosure of non-cash information
Issuance of common stock upon conversion of Series A redeemable convertible preferred stock	—	—
Issuance of common stock upon conversion of Series C redeemable convertible preferred stock	—	—
Extinguishment of redeemable convertible preferred stock	—	13,274
Conversion of convertible notes to Series D redeemable convertible preferred stock	5,000	6,967
Issuance of Series C redeemable convertible preferred stock warrants	—	—
Unpaid liabilities related to property and equipment	1,271	216
Transfer between inventories and property and equipment	—	—
Conversion of warrants into redeemable convertible preferred stock, net settlement	899	—
Conversion of redeemable convertible preferred stock into common stock	180,180	—
Conversion of warrants into common stock, net settlement	3,635	—
Reclassification of warrants liability upon the reverse recapitalization	21,051	—
Reclassification of contingent earnout liability upon the reverse recapitalization	120,763	—
Issuance of common stock warrants in connection with financing	316	27

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$207,602	$15,517
Restricted cash (Other assets)	800	—
Total cash and cash equivalents, and restricted cash	$208,402	$15,517

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2021 and 2020
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	27,967,896	$101,858	14,721,523	$1	$13,196	$—	$(114,020)	$(100,823)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	75,660,962	28,153	—	—	—	—	—	—
Exchange of convertible notes and accrued interest for Series D redeemable convertible preferred stock	18,561,773	6,967	—	—	—	—	—	—
Extinguishment of redeemable convertible preferred stock	(4,456,248)	(13,274)	1,210,513	—	223	—	13,051	13,274
Issuance of common stock upon exercise of stock options	—	—	71,522	—	53	—	—	53
Issuance of common stock warrants in connection with the issuance of Series D redeemable convertible preferred stock	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—	1,455	—	—	1,455
Net loss	—	—	—	—	—		(21,807)	(21,807)
Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	—	$(122,776)	$(107,821)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	—	180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	—	3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	—	(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	—	(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	—	278,271

Issuance of common stock upon exercise of stock options	—	—	269,112	—	385	—	—	385
Issuance of common stock warrants in connection with financing	—	—	—	—	316	—	—	316
Stock-based compensation	—	—	—	—	4,368	—	—	4,368
Net loss	—	—	—	—	—	—	(107,091)	(107,091)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Balance as of December 31, 2021	—	$—	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

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

See Note 3, Reverse Recapitalization, for further details of the Merger.

Accordingly, all historical financial information presented in the consolidated financial statements of Velo3D for periods prior to the closing date represent the accounts of Legacy Velo3D. The shares and Net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “Common Stock”). All fractional shares were rounded.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.

Financial Condition and Liquidity and Capital Resources

The consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. On September 29, 2021, the Company consummated the Merger, which resulted in the Company receiving approximately $278.3 million in total net proceeds, including $155.0 million from the PIPE Financing (as defined in Note 3, Reverse Recapitalization). Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2021, the Company had an accumulated deficit of $229.9 million.

As of March 28, 2022, the issuance date of the consolidated financial statements, the Company believes that the cash and cash equivalents on hand and cash the Company obtained from the Merger and the PIPE Financing, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months from the date of issuance of these consolidated financial statements.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of the consolidated financial statements are set forth below. These policies have been consistently applied to all the periods presented, unless otherwise stated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, standalone selling price for performance obligations in contracts with customers, the valuation of redeemable convertible preferred stock warrants and common stock warrants, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of contingent earnout liabilities, inventory reserves, and the valuation of deferred income tax assets and uncertain tax positions.

These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from these estimates and assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s financial instruments that potentially expose the Company to concentration of credit risk consist mainly of cash and cash equivalents, short-term investments, and accounts receivable, net. The Company maintains its cash and cash equivalents in domestic cash accounts with large, creditworthy financial institutions and maintains its short-term investments with fixed income instruments denominated in U.S. dollars and at minimum A- credit rating. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits.

See Note 22, Revenue, for customer concentration of revenue and accounts receivable.

The Company relies on four key suppliers for products and services. While alternative providers could be identified, the Company is subject to supply and pricing risks.

Impact of COVID-19

The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, and vendors with which it operates. The impact of COVID-19 on the Company’s operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing. The Company continues to experience various supply chain constraints due to the pandemic, and thereby leading to delays in installation of its products at customers' facilities, which could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and

Velo3D, Inc.
Notes to Consolidated Financial Statements

Level 3 — Significant unobservable market inputs for the asset or liability.

The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 15, Long-Term Debt and Note 16, Convertible Notes Payable, for further information.

Cash and Cash Equivalents and Restricted Cash

All highly liquid investments with an original maturity of three months or less, when purchased, are classified as cash equivalents. Cash equivalents may be invested in money market funds and are carried at cost, which approximates their fair value.

In June 2021, in conjunction with the new 80,000+ square foot facility to begin production of the Company’s Sapphire® XC 3D Printer in late 2021, the Company issued a one-year letter of credit for $0.8 million to the landlord to secure the agreement. The Company has restricted cash to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.

Revenue Recognition

Revenue subject to ASC 606 consists of 3D Printer sales and Support Services (recognition of Recurring Payment consisting of payments from lessees of the Company’s equipment discussed below). The Company determines revenue recognition through the following five- step model for recognizing revenue: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies its performance obligation.

A typical contract with customers for the 3D Printer and bundled software includes the Support Services. The Company provides one price for all deliverables including the 3D Printer and bundled software, and for the Support Services. Typically, the Company has one distinct obligation to transfer the 3D Printers and bundled software, and another distinct obligation to provide the Support Services.

The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices, and its overall pricing objectives including risk adjusted gross profit margin for products and services, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, the Company estimates the SSP using the residual approach. Significant judgment is used to identify and account for each of the two performance obligations.

3D Printer Sales

The Company bills its customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs typically over three to six months. Revenue for the 3D Printer is recognized at a point-in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance.

The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2021 and 2020 was not material.

Recurring Payment (operating lease revenue from customers)

The Company enters into operating leases (“Recurring Payment”) for customers who do not purchase the 3D Printers (“equipment”). On January 1, 2019, the Company adopted ASC 842, “Leases,” and determined that arrangements providing for recurring payments from customers qualify as leases. The contracts explicitly specify the equipment which is a production system with defined components and services including the printer itself, services, and accessories. The asset is physically distinct, the supplier does not have substitution rights, and the customer holds the right to direct the use of and obtain substantially all of the economic benefits from the use of the identified asset. The initial lease terms are for 12 months and the Company has considered the possibility of renewals when determining the length of the contract and the expectation is that customers will not exercise any renewal or

Velo3D, Inc.
Notes to Consolidated Financial Statements
purchase options at the end of the lease. The arrangements provide for a base rent and usually provide for variable payments based on usage in excess of a defined threshold. Support Services are included during the lease term.

Equipment under lease contracts is reclassified from inventory at its basis and depreciated over five years to a salvage value. Income from the lessee is recorded as revenue using the straight-line method over the term of the lease. Support services are a non-lease component. The practical expedient has been elected to include rents and this non-lease component as one revenue stream recognized over the lease term on a straight-line basis. Costs associated with this component are classified as cost of revenue and recognized as incurred.

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2021 or December 31, 2020.

Equipment leased to customers are considered long-lived assets and are tested for impairment as described below under the heading “Impairment of Long-lived Assets.”

Support Services

Support Services are field service engineering, phone and email support, preventative maintenance, and limited on and off-site consulting support. A subsequent Extended Support Agreement ("ESA") is available for renewal after the initial period based on the then fair value of the service.

Support Services revenue are recognized evenly over the contract period beginning with customer performance test acceptance.

Other Revenue

Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2021 and 2020.

Contracts Assets and Contract Liabilities

Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to the Company’s customers. A contract asset is recognized when products or services are transferred to a customer and the right to consideration is conditional on something other than the passage of time. Contract liabilities include amounts billed or collected which is related to remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Cost of Revenue

Cost of 3D Printers includes the manufacturing cost of the components and subassemblies purchased from vendors for the assembly, as well as raw materials and assemblies, shipping costs, and other directly associated costs. Cost of 3D Printers also includes allocated overhead costs from headcount related costs, such as salaries and stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.

Cost of Recurring Payment includes depreciation of the equipment on lease over the useful life of five years less the residual value, and an allocated portion of Cost of Support Services.

Cost of Support Services includes the cost of spare or replacement parts for preventive maintenance, installation costs, allocated headcount related costs, such as salaries, stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs. The headcount related costs are directly associated with the engineers dedicated to remote and on-site support, training, travel costs, and other services costs.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand.

The Company analyzes current and future product demand relative to the remaining product life to identify potential excess inventories. The write-down is measured as the difference between the cost of the inventories and net realizable value and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment, Net and Equipment on Lease, Net

Property and equipment and equipment on lease are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Estimated useful life
Equipment on lease..........................................................................	5 years
Computers and software..................................................................	3 years
R&D lab equipment..........................................................................	5 years
Furniture and fixtures........................................................................	5 years
Leasehold improvements..................................................................	Shorter of the remaining lease term or useful life of 5 years

Expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Expenditures for non-major repairs and maintenance are charged to expense as incurred.

The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of December 31, 2021 and 2020, capitalized costs were not material.

Investments

The Company's available-for-sale ("AFS") investments primarily consist of U.S. Treasury securities and corporate debt and are reported at fair value on the balance sheet. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income ("AOCI"), net of tax. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the adjusted cost basis of AFS investments sold. The Company's AFS investments are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, equipment on lease, net, and right-of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the estimated undiscounted future cash flows generated by these assets were less than the carrying amounts, an impairment charge is recognized.

Management evaluates its long-lived assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”), ASC Topic 360, Property, Plant and Equipment.

Deferred Transaction Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to a planned equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred transaction costs are immediately written off to operating expenses.

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

Assets Under Lease Agreements (as Lessee)

The carrying value of right of use (“ROU”) assets and lease liabilities are based on the present value of future minimum lease payments for leases with original terms in excess of one year. The sum of future minimum lease payments, as adjusted for any initial direct costs, are recognized over the lease term on the straight-line method.

The rate implicit in the lease is not readily determinable in most of the Company’s leases, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

The Company has operating leases for office space, warehouse, research and development facilities, and manufacturing facilities. The carrying value of right of use (“ROU”) assets and lease liabilities are based on the present value of future minimum lease payments, as adjusted for any initial direct costs, and are recognized over the lease term on the straight-line method. The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases. The Company elected the practical expedient to capitalize the total lease payment rather than separate lease and non-lease components and only capitalize the lease component. The rate implicit in the lease is not readily determinable in the Company’s leases, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Warrants for Redeemable Convertible Preferred Stock

Velo3D, Inc.
Notes to Consolidated Financial Statements

Warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities because the warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise. Warrants for redeemable convertible preferred stock are recorded within other noncurrent liabilities on the balance sheets. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date. Changes in fair value of the warrants for redeemable convertible preferred stock are recorded in the Statements of Operations and Comprehensive Loss in (Loss)/gain on fair value of warrants. The liability was adjusted for changes in fair value until the warrants were exercised as part of the Merger.

Common Stock Warrants

Prior to the Merger, warrants to purchase shares of common stock were classified as equity and recognized within additional paid-in capital with no subsequent remeasurement. The amount recognized within additional paid-in capital was determined by allocating the proceeds received and issuance costs incurred between the instruments issued based on their relative fair value. All Common Stock Warrants outstanding prior to the Merger were converted into common stock as part of the Merger.

Following the Merger, 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2021, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants within Warrant liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 17, Equity Instruments) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as

Velo3D, Inc.
Notes to Consolidated Financial Statements
described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Stock-based Compensation

Stock-based compensation cost for awards is measured as of the grant date based on its fair value, and the amount is expensed ratably over the service period which is typically the vesting period. We have elected to account for forfeitures when they occur, and any compensation expense previously recognized on unvested shares will be reversed.

We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term, price volatility of the underlying stock, risk-free interest rate, and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the award.

We estimate the fair value of restricted share unit awards using the value of the Company’s common stock on the date of grant.

We estimate the fair value of Earnout Shares awards underlying stock options to employees, which is considered a compensatory award and accounted for under ASC 718, Share-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, including the current stock price, volatility of the underlying stock, expected term, and the risk-free interest rate.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our risk-free interest rates, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. An increase of 100-basis points in interest rates would not have a material impact on our stock-based compensation.

Operating Expenses

Research and development expenses consist primarily of salary and related expenses, including stock- based compensation, for personnel related to the development of improvements and expanded features for the Company’s products and services, as well as quality assurance, testing, product management, and allocated overhead. Research and development costs are expensed as incurred.

Selling and marketing expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the sales and marketing efforts to expand the Company’s brand and market share. Also, selling and marketing expenses includes third-party consulting fees, advertising, and allocated overhead. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2021 and 2020 were not material.

General and administrative expenses consist primarily of salaries, occupancy costs including rent and utilities, and depreciation; information technology used in the business; professional services costs including legal, accounting, and consulting; and other.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when

Velo3D, Inc.
Notes to Consolidated Financial Statements
necessary, to reduce deferred tax assets where it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more-likely-than-not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities as such stockholders participate in undistributed earnings with common stockholders. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the losses. As such, any net losses are not allocated to these participating securities.

Under the two-class method, basic net income or loss per share attributable to common stockholders is computed by dividing the net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the effect of potentially dilutive securities. As the Company has reported losses for all periods presented, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because all potentially dilutive securities are antidilutive.

Other Comprehensive Loss

Other comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term available-for-sale investment securities represent the components of other comprehensive loss that are excluded from the reported net loss and are presented in the consolidated statements of operations and comprehensive loss.

JOBS Act Accounting Election

The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, (“Topic 820”)”, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The amendments in the update are effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance will require all entities to present, on a prospective basis, narrative information regarding the uncertainty of the fair value measurements from the use of unobservable inputs used in recurring fair value measurements categorized in Level 3 of the fair value hierarchy, to disclose the amount of gains and losses recognized in other comprehensive income (loss) for the period for financial instruments categorized within Level 3 of the fair value hierarchy, and quantitative information for the significant unobservable inputs used to develop the Level 3 fair value measurements. The adoption of the new guidance will also allow the Company to discontinue the presentation of information regarding transfers between Level 1 and Level 2 of the fair value hierarchy.The Company adopted this guidance on January 1, 2020 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes by eliminating some

Velo3D, Inc.
Notes to Consolidated Financial Statements
exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for the Company for the year ended December 31, 2020, and early adoption is permitted. The Company adopted the new guidance effective January 1, 2020 and there was no material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”),” which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted the new guidance effective January 1, 2021 and there was no material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more redeemable convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company early adopted the new guidance effective January 1, 2021 using the modified retrospective method. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”)”, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance is effective for the Company for the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.
In July 2021, the FASB issued ASU 2021-05, “Leases (“Topic 842”) Lessors — Certain Leases with Variable Lease Payments”, that amends the lessor’s lease classification for leases that include any amount of variable lease payments that are not variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a selling loss. This guidance is effective for the Company for the fiscal year beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the new guidance in the first quarter of fiscal year 2022. The effect on the consolidated financial statements and related disclosures is not expected to be material.

Note 3. Reverse Recapitalization

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

As of September 29, 2021 and after giving effect to the Exchange Ratio, there were 183,163,826 shares of Common Stock outstanding, comprised of the 126,310,700 shares of Common Stock issued in respect of the Legacy Velo3D redeemable convertible preferred stock, 16,443,994 shares of Common Stock issued in respect of Legacy Velo3D common stock, and 40,409,132 shares of Common Stock issued to public shareholders of JAWS Spitfire, the JAWS Spitfire initial shareholders, and third-party PIPE Investors (as defined below).

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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, JAWS Spitfire was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Velo3D are represented as a continuation of the consolidated financial statements of Legacy Velo3D, with the Merger being treated as the equivalent of Legacy Velo3D issuing stock for the net assets of JAWS Spitfire, accompanied by a recapitalization. The net assets of JAWS Spitfire are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Velo3D in future reports.

Legacy Velo3D has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances as of the Closing: (1) Legacy Velo3D’s stockholders have a majority of the voting power of Velo3D; (2) the board of directors of Velo3D initially has twelve members, and Legacy Velo3D has the ability to nominate the majority of the initial members of the board of directors; (3) Legacy Velo3D’s senior management is the senior management of Velo3D and is responsible for day-to-day operations; (4) Velo3D has assumed the Velo3D name; and; (5) the current strategy and operations of Velo3D continue to be Legacy Velo3D’s strategy and operations to develop the next generation of AM printers.

In connection with the Merger and the PIPE Financing, the Company received $298.2 million of gross proceeds including the contribution of $345.0 million of cash held in JAWS Spitfire’s trust account from its IPO, redemptions of JAWS Spitfire public shareholders of $182.2 million, and $155.0 million of cash in connection with the PIPE Financing. The gross proceeds were net of $19.6 million of costs incurred by JAWS Spitfire prior to the Closing. The Company incurred $19.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $19.1 million was recorded as a reduction to additional paid-in capital of proceeds (“APIC”), and the remaining $0.8 million was expensed in the consolidated statements of operations. The total net cash proceeds to the Company were $278.3 million.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Note 4. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share to common stockholders:

	December 31,
	2021	2020
	(In thousands, except share per share data)
Numerator:
Net loss	$(107,091)	$(21,807)
Extinguishment of redeemable convertible preferred stock	—	13,051
Net loss attributable to common stockholders	$(107,091)	$(8,756)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	58,688,496	15,629,179
Net loss per share – basic and diluted.	$(1.82)	$(0.56)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2021	2020
	(per share data)
Redeemable convertible preferred stock	—	147,876,672
Convertible promissory note	—	—
Redeemable convertible preferred stock warrants	—	408,729
Common stock warrants	13,075,000	214,033
Restricted stock units issued and outstanding	4,041,346	—
Stock options issued and outstanding	21,191,226	21,471,321
Total potentially dilutive common share equivalents	38,307,572	169,970,755

Total potentially dilutive common share equivalents for the year ended December 31, 2021, excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 5. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$207,471	$—	$—	$207,471
U.S. Treasury securities (ii)	8,141	—	—	8,141
Corporate bonds (ii)	—	7,342	—	7,342
Total financial assets	$215,612	$7,342	$—	$222,954
Liabilities
Common stock warrant liabilities (Public) (iii)	$14,318	$—	$—	$14,318
Common stock warrant liabilities (Private Placement) (iii)	—	—	7,387	7,387
Contingent earnout liabilities	—	—	111,487	111,487
Total financial liabilities	$14,318	$—	$118,874	$133,192

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$15,517	$—	$—	$15,517
Total financial assets	$15,517	$—	$—	$15,517
Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$181	$181
Total financial liabilities	$—	$—	$181	$181

(i)     Included in cash and cash equivalents on the consolidated balance sheets.
(ii)     Included in short-term investments on the consolidated balance sheets.
(iii)    Included in warrant liabilities on the consolidated balance sheets.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2021 and 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2021	$181	$—	$—
Private placement warrant liabilities acquired as part of the reverse recapitalization	—	7,164	—
Contingent earnout liabilities recognized upon the closing of the reverse recapitalization	—	—	120,763
Change in fair value	718	223	(9,276)
Exercise of warrants	(899)	—	—
Fair value as of December 31, 2021	$—	$7,387	$111,487

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2020	$185	$—	$—
Change in fair value	(4)	—	—
Fair value as of December 31, 2020	$181	$—	$—

The fair value of the private placement warrant liability, redeemable convertible preferred stock warrant liability and contingent earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the private placement warrant liability, the Company used the Binomial-Lattice Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 17, Equity Instruments). In determining the fair value of the contingent earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available (see Note 17, Equity Instruments).

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 6. Investments

Available-for-sale Investments

The following table summarizes our available-for-sale investments as of December 31, 2021. These are classified as "Short-term investments" on the consolidated balance sheets. There were no AFS investments as of December 31, 2020.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$8,154	$—	$(13)	$8,141
Corporate bonds	7,343	1	(2)	7,342
Total available-for-sale investments	$15,497	$1	$(15)	$15,483

The following table presents the breakdown of the available-for-sale investments in an unrealized loss position as of December 31, 2021.

	December 31, 2021
	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$8,141	$13
Total	$8,141	$13

Corporate bonds
Less than 12 months	$5,640	$2
Total	$5,640	$2

The Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2021.

All remaining contractual maturities of AFS investments held at December 31, 2021 are greater than one year. Actual maturities may differ from the contractual maturities because the Company may sell these securities prematurely.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 7. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Trade Receivables	$12,845	$1,299
Less: Allowances for Doubtful Accounts	(67)	(67)
Total	$12,778	$1,232

Note 8. Inventories

Inventories consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Raw materials	$16,594	$4,980
Work-in-progress	5,885	2,329
Total	$22,479	$7,309

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Prepaid insurance and other	$5,326	$525
Vendor prepayments	4,132	282
Total	$9,458	$807

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Computers and software	$1,397	$510
R&D lab equipment	2,283	469
Furniture and fixtures	88	40
Leasehold improvements	2,771	1,828
Construction in progress	6,273	—
Total property, plant and equipment	12,812	2,847
Less accumulated depreciation and amortization	(2,766)	(1,841)
Property, plant and equipment, net	$10,046	$1,006
Depreciation expense for the years ended December 31, 2021 and 2020 was $1.2 million and $1.2 million, respectively.

Note 11. Equipment on Lease, Net

As of December 31, 2021, there were seven 3D Printers (equipment) leased to customers. The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $0.9 million as of December 31, 2021. Total lease revenue earned for the year ended December 31, 2021 was $1.6 million. The total depreciation expense was $0.7 million and included in cost of revenue for the year ended December 31, 2021.

As of December 31, 2020, there were four 3D Printers (equipment) leased to customers. The equipment leased to customers had a cost basis of $3.0 million and accumulated depreciation of $0.2 million as of December 31, 2020. The total lease revenue earned for the year ended December 31, 2020 was $0.4 million. The total depreciation expense was $0.2 million and included in cost of revenue for the year ended December 31, 2020.
The Company entered into debt secured by certain leased equipment to customers. See Note 15, Long-term Debt, for a description of these financing arrangements.
Note 12. Accrued Expenses & Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued expenses	$3,015	$787
Accrued salaries and benefits	4,143	1,231
Lease liability – current portion	2,256	494
Total Accrued expenses and other current liabilities	$9,414	$2,512

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 13. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Lease liabilities - noncurrent portion	9,184	232
Other noncurrent liabilities	308	(48)
Total other noncurrent liabilities	$9,492	$184

See Note 17, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.

Note 14. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases which expire in 2023 to 2027 and one month to-month operating lease. During the year ended December 31, 2021, the Company signed three operating leases: (1) office in Europe, (2) manufacturing facility and (3) a R&D facility. The contractual obligations for the manufacturing facility and R&D facility was $10.9 million and $0.5 million, respectively, in base rent and certain reimbursement of lessor’s operating expenses. The agreements include a provision for renewal at the then market rate for terms specified in each lease. During the year ended December 31, 2021, the Company also signed a finance lease for technology equipment.

Total ROU assets and lease liabilities are as follows:

	December 31,
	2021	2020
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$11,073	$633
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,222	$494
Noncurrent (Other noncurrent liabilities)	9,143	232
	11,365	726
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$33	$—
Noncurrent (Other noncurrent liabilities)	41	—
	$74	$—
Total lease liabilities	$11,439	$726
There were no impairments recorded related to these assets as of December 31, 2021 and 2020.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Information about lease-related balances were as follows:

	December 31,
	2021	2020
	(In thousands, except years and percentages)
Operating lease expense	$1,058	$571
Financing lease expense	31	—
Short-term lease expense	186	27
Total lease expense	$1,275	$598
Cash paid for leases	$1,018	$557
Weighted – average remaining lease term – operating leases (years)	4.9	1.6
Weighted – average discount rate – operating leases	4.4%	4.5%

Maturity of operating lease liabilities as of December 31, 2021 are as follows:

(In thousands)
2022	$2,306
2023	2,696
2024	2,670
2025	2,232
2026	2,315
Thereafter	599
Total operating lease payments	$12,818
Less portion representing imputed interest	(1,453)
Total operating lease liabilities	$11,365
Less current portion	2,222
Long-term portion	$9,143

Note 15. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Term loan	$—	$5,150
Revolving credit line	3,000	—
Property and equipment loan	—	833
Equipment loan	5,089	2,081
Deferred financing costs	(19)	(61)
Total	$8,070	$8,003
Debt – current portion	5,114	3,687
Long-term debt – less current portion	$2,956	$4,316
The Company’s banking arrangements include three facilities and a revolving credit line with its primary bank (noted below). These loans contain customary representations and warranties, reporting covenants, events of default, and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly consolidated financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance, and furnishes audited consolidated financial statements no later than the date of delivery to the Board of Directors.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The Company amortizes deferred financing costs over the life of the borrowing. As of December 31, 2021 and 2020, the remaining unamortized balance of deferred financing costs was less than $0.1 million for both periods, respectively and was included in Debt — current portion on the balance sheets.
Term Loan — On April 18, 2019, the Company executed a loan facility for $5.2 million with a variable interest rate of Prime plus 0.25% and a term of four years. On April 7, 2020, the Company executed a deferral of principal payments. On December 17, 2020, the Company executed the second amended and restated loan and security agreement to extend the payment terms with a term of two years. As of December 31, 2020, the outstanding term loan balance was $5.2 million. There were zero principal payments paid during the year ended December 31, 2020.
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
The term loan had a variable interest rate of the greater of 9.00% or Prime plus 5.75% and a term of thirty months. The loan included a deferral of principal payments for the first five months. The refinancing was accounted for as a debt extinguishment under ASC Topic 470, Debt. The outstanding balance in May 2021 was $4.3 million and fully repaid using proceeds from the mezzanine loan and security agreement. The remaining deferred loan fees of $0.1 million were written off to interest expense.

In May 2021, the Company borrowed $15.0 million from the term loan facility, and an additional $5.0 million in July 2021. On October 29, 2021, we repaid the $20.7 million outstanding balance, interest and fees of the term loan in full using proceeds from the Merger. The Company wrote off $0.6 million deferred loans fees with the repayment of the term loan.

The term loan’s effective interest rate was 3.2% and 4.0% for the years ended December 31, 2021 and 2020, respectively.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement (see further discussion above). In August 2021, the Company drew $3.0 million on the $10.0 million revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. The Company has $7.0 million of the revolving credit line undrawn as December 31, 2021. The effective interest rate was 4.7% for the year ended December 31, 2021. The deferred loan fees were less than $0.1 million as of December 31, 2021.

Property and Equipment Loan — On July 2, 2018, the Company executed a loan facility for $2.0 million. On September 26, 2018, $2.0 million was drawn down with a variable interest rate of Prime plus 1% and a term of three years. This facility was refinanced on December 17, 2020 with a new loan facility for $0.9 million with a variable interest rate of Prime plus 1% and a term of three years. As of December 31, 2020, the outstanding property and equipment loan was $0.8 million.

The outstanding balance as of May 2021 was fully repaid using proceeds from the mezzanine loan and security agreement. The deferred loan fees of less than $0.1 million were written off to interest expense. For the year ended December 31, 2021, principal payments of $0.8 million were paid against the Property and Equipment Loan.

The effective interest rates were 1.5% and 4.9% for the years ended December 31, 2021 and 2020, respectively.
Equipment Loan — The equipment loan outstanding balance is comprised of two different equipment loan facilities.

Equipment Loan First Facility: On December 17, 2020, the Company executed the second amended and restated loan and security agreement which included an equipment loan facility for up to $8.5 million secured by the equipment leased to customers. As of December 31, 2020, the equipment loan outstanding balance was $0.8 million. The facility had a variable interest rate of the greater of Prime rate or 3.25%. The effective interest rate was 2.7% for the year ended December 31, 2021.

Velo3D, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2021, the Company executed seven additional advances on the first facility for $5.6 million secured by equipment leased to customers. For the year ended December 31, 2021, $0.8 million in principal payments were paid. As of December 31, 2021, the outstanding balance for the first facility was $5.1 million. The Company has $3.4 million of the secured equipment loan facility undrawn as of December 31, 2021. As of December 31, 2021, the deferred loans fees with the debt issuance was less than $0.1 million.

Equipment Loan Second Facility: The equipment loan on the second facility was entered into in June 2020 with another third-party financing institution. The second facility was for $1.6 million with a fixed interest rate of 6.0%. All facilities had terms of three years. The effective interest rate was 5.9% and 8.0% for the years ended December 31, 2021 and 2020, respectively.

There was $0.3 million in principal payments paid during the year ended December 31, 2020. As of December 31, 2020, the outstanding balance on the second facility was $1.3 million.

In August 2021, the Company paid in full the outstanding balance on the second facility and sold the units to the lease customer when the customer exercised their purchase options. For the year ended December 31, 2021, principal payments of $1.3 million were paid against the outstanding balance on the second facility. As of December 31, 2021, there was no outstanding balance on the second facility. The deferred loan fees of less than $0.1 million were written off to interest expense with the repayment.
The future minimum aggregate payments for the above borrowings are as follows as of December 31, 2021:

(In thousands)
2022	$5,114
2023	2,133
2024	823
$8,070

Note 16. Convertible Notes Payable

Convertible Note Issued in 2019

On November 15, 2019, the Company issued a convertible note at a principal amount of $1.5 million with a maturity date of November 15, 2024. Interest accrued on the convertible note at 2.00% per annum. There was no purchase discount offered to the note holder.

Upon the occurrence of (1) default in any payment on the convertible note when due, (2) the Company entering into bankruptcy, (3) any case, proceeding or other commenced against the Company, (4) materially breaches by the Company on any representation, warranty, covenant, or other obligation to the holder of the convertible note, and (5) certain distribution agreement expires or terminated, the outstanding principal amount of the convertible note and accrued but unpaid interest may be accelerated. The Company shall not prepay the convertible note without the consent of the holder. Upon the occurrence of the next financing of the Company’s preferred stock, the principal amount of the note and accrued but unpaid interest shall automatically be converted into the shares of the preferred stock issued in such financing at the lowest selling price of such round of financing.

As of December 31, 2019, the carrying amount of the convertible note was $1.5 million and the effective interest rate (which equals the coupon interest rate) was 2.00% per annum.

Convertible Note Issued in 2020

On April 17, 2020, concurrent with the Series D redeemable convertible preferred stock issuance, the Company issued another convertible note at a principal amount of $5.5 million with a maturity date of April 17, 2035. Interest accrued on the convertible note at 1.44% per annum. On the same day as the issuance, $1.1 million of principal amount of the convertible note was immediately converted into 2,895,934 shares of Series D redeemable convertible preferred stock. Subsequently, concurrent with the Series D redeemable convertible preferred stock issuance on June 11, 2020, the remaining principal amount of the convertible note and accrued interest of $4.4 million were converted into 11,636,645 shares of Series D redeemable convertible preferred stock.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Convertible Note Issued in 2021
On January 4, 2021, concurrent with the Legacy Velo3D Series D redeemable convertible preferred stock issuance, the Company issued a convertible note at a principal amount of $5.0 million with a maturity date of January 3, 2023. Interest accrued on the convertible note at 1.28% per annum.

In September 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note. The convertible note converted automatically in connection with the Merger. There was no convertible notes payable as of December 31, 2021 and 2020.

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

Note 17. Equity Instruments

Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock consisted of the following:

	As of December 31, 2021
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
As of December 31, 2021, there were no issued and outstanding redeemable convertible preferred stock. As of December 31, 2020, redeemable convertible preferred stock totaling 117,734,383 shares were convertible into 147,876,672 shares of common stock.

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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	December 31,
	2021	2020
	(share data)
Redeemable convertible preferred	—	147,876,672
Redeemable convertible preferred stock warrants	—	408,729
Common stock warrants	13,075,000	214,033
Restricted stock units issued and outstanding	4,041,346	—
Stock options issued and outstanding	21,191,226	21,471,321
Shares available for future grant under 2014 Equity Incentive Plan	—	5,887,008
Shares available for future grant under 2021 Equity Incentive Plan	17,533,471	—
Reserved for employee stock purchase plan	3,663,277	—
Total shares of common stock reserved	59,504,320	175,857,763

Shares available for future grant under the 2014 Equity Incentive Plan were cancelled and converted into the shares available for future grant under the 2021 Equity Incentive Plan upon consummation of the Merger. See Note 3, Reverse Recapitalization, for further discussion.

The shares available for future grant under the 2021 Equity Incentive Plan include un-exercised stock options (vested and unvested) and unvested restricted share units (RSUs) as of December 31, 2021.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Warrant liabilities

Warrants for common stock of 13,075,000 and 214,033 were exercisable 1-to-1 as of December 31, 2021 and 2020, respectively. Warrants - Common Stock are equity classified and recorded at fair value on the issue date without further remeasurement. Private Placement Warrants and Public Warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	December 31, 2021
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2021
						(In thousands)
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$7,387
Public Warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$14,318
			13,075,000			$21,705

	December 31, 2020
	Issue Date	Expiration Date	Number of Warrant	Exercise Price per warrant	Fair Value on Issue Date per warrant

Warrants - Common Stock	12/02/2015	12/02/2025	11,132	$0.87	$0.70
Warrants - Common Stock	07/02/2018	07/02/2028	40,715	$2.47	$2.00
Warrants - Common Stock	12/17/2020	12/17/2030	162,186	$0.18	$0.17
Total outstanding			214,033
(1) Legacy Velo3D Warrants - Common Stock: As of December 31, 2020, warrants on common stock are equity classified and recorded at fair value on the issue date without further remeasurement.

Warrants - Common Stock

As part of the Merger, all Legacy Velo3D common stock warrants were exercised for shares of common stock in accordance with their terms for the number of exercisable shares, each adjusted using the Exchange Ratio. At that time, the Legacy Velo3D common stock warrants were remeasured and reclassified to Legacy Velo3D additional paid-in capital.
The level 3 fair value assumptions used in the Black-Scholes model to calculate fair value of the warrant for common stock granted during the year ended December 31, 2020 were as follows: volatility of 108.0%, term of 10 years, and risk-free interest rate of 0.9%.

Private Placement Warrants - Common Stock

Concurrently with JAWS Spitfire’s IPO, 4,450,000 Private Placement Warrants were issued to the Sponsor at $2.00 per unit. Each Private Placement Warrant is exercisable to purchase one share of Common Stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of December 31, 2021, the number of Private Placement Warrants issued was 4,450,000.

Public Warrants - Common Stock

In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant. Each Public

Velo3D, Inc.
Notes to Consolidated Financial Statements
Warrant is exercisable to purchase share of Common Stock at $11.50 per share. As of December 31, 2021, the number of Public Warrants issued was 8,625,000.

Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of a Merger or earlier upon redemption or liquidation.

Private Placement Warrant and Public Warrant Liabilities - Common Stock

The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization, for further discussion. The liability for private placement and public warrants on common stock (carried at fair value) was as follows for the year ended December 31, 2021:

December 31,
2021
(In thousands)
Beginning Balance	$—
Reclassification of warrants liability upon the reverse recapitalization	21,051
(Loss)/gain on fair value of warrants	654
Ending Balance	$21,705

The liability associated with the Private Placement Warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants was subject to remeasured at each balance sheet date using Level 1 fair value inputs for the year ended December 31, 2021.
As of December 31, 2021, the fair value of the common stock warrant liabilities were estimated using the Monte-Carlo simulation. The fair value of the common stock warrants takes into account the traded stock price as the valuation date used as the underlying stock input, the contract terms, as well as multiple unobservable inputs such as risk-free interest rates, and expected volatility. As of December 31, 2020, the fair value of the common stock warrants were equity classified.
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrants and public common stock warrant liability were as follows:

Year ended December 31, 2021
Current stock price	$7.81
Expected volatility	40.5%
Risk-free interest rate	1.2%
Dividend yield	—%
Expected term (in years)	4.75

Expected volatility: The volatility is determined iteratively, such that the concluded value of the public warrant is equal to the traded price.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term: The expected term represents the period that the Company’s common stock warrants are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the common stock warrants.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Redeemable Convertible Preferred Stock Warrants
For the year ended December 31, 2021, all warrants for redeemable preferred stock were converted prior to the Merger into 12,517 shares of Legacy Velo3D Series A redeemable convertible preferred stock and 114,285 shares of Legacy Velo3D Series C redeemable preferred stock. The shares of redeemable preferred stock were net settled and converted into Legacy Velo3D common stock for Series A on a 1:2.178 basis and Series C of 1:2.372 basis.
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

The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Beginning Balance	$181	$185
Loss/(gain) on fair value of warrants	4,484	(4)
Exercise of warrants (Redeemable preferred convertible stock)	(4,665)	—
Ending Balance	$—	$181
The warrants for shares of Legacy Velo3D Series A and Series C redeemable convertible preferred stock were converted to common stock warrants on September 29, 2021, immediately prior to the closing of the Merger. As of September 29, 2021 and December 31, 2020, the fair value of the redeemable convertible preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple unobservable inputs such as the aggregate equity value, risk-free interest rates, and expected volatility. The level 3 fair value assumptions used in the Black-Scholes model for the recurring valuation of the redeemable convertible preferred stock warrant liability were as follows:

Year ended December 31, 2020
Expected volatility	35.0% - 45.0%
Risk-free interest rate	0.1% - 0.8%
Dividend yield	—

Expected volatility: As the Company was not publicly traded at the time the awards were granted, the expected volatility for the Company’s warrants was determined by using a review of historical volatilities of selected

Velo3D, Inc.
Notes to Consolidated Financial Statements
industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards and current market inputs.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term: The Company uses the simplified method available under U.S. GAAP to determine the expected term due to having insufficient history upon which to base an assumption about the term.

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

During the time period between Closing and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 21,758,148 shares of additional Common Stock, which is based on two tranches or 10,879,074 per tranche as noted above. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 18, Equity Incentive Plans & Stock Based Compensation, for further discussion.

The estimated fair value of the contingent earnout liabilities at the Closing Date was $120.8 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. The change in fair value of contingent earnout liabilities are recognized in the consolidated statement of operations.

The rollforward for the contingent earnout liabilities was as follows as of December 31, 2021:

December 31,
2021
(In thousands)
Beginning Balance	$—
Reclassification of contingent earnout liability upon the reverse capitalization	120,763
Gain on fair value of contingent earnout liabilities	(9,275)
Ending Balance	$111,487

Velo3D, Inc.
Notes to Consolidated Financial Statements
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	Year ended December 31, 2021	Closing Date September 29, 2021
Current stock price	$7.81	$8.44
Expected volatility	52.5%	48.0%
Risk-free interest rate	1.2%	1.0%
Dividend yield	—%	—%
Expected Term (years)	4.75	5.0

Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s publicly traded warrants. The implied volatility is determined iteratively, such that the concluded value of the publicly traded warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the historical traded prices of the Guideline Public Comparables (“GPC”) are relied upon to calculate an estimate of volatility for the Company. Volatility for each comparable is calculated as the annualized standard deviation of continuously compounded returns. The selected GPC have been identified as comparables as they operate in a similar industry to that of Velo3D. An average of the two different volatility conclusions is utilized to arrive at the conclusion.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the earnout shares.
Note 18. Equity Incentive Plans & Stock-Based Compensation

In 2014, the Company adopted its 2014 equity incentive plan (the “2014 Plan”) which provides for the granting of stock options, restricted stock awards and stock appreciation rights to employees, directors, and consultants of the Company. As of December 31, 2020, the Company had reserved 7,223,913 shares of its common stock for issuance under the 2014 Plan.

Awards granted under the 2014 Plan generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Company’s Board of Directors. Awards generally vest based on continuous service over four years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2014 Plan.

Upon the consummation of the Merger, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”) which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of December 31, 2021, the Company has reserved 42,766,043 shares of its common stock for issuance under the 2021 EIP for stock options and restricted share units (RSUs). The awards granted under the 2014 Plan were cancelled and exchanged to equivalent awards using the Exchange Ratio pursuant to the Business Combination Agreement under the 2021 EIP.

In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2021, the Company has reserved 3,663,277 shares of its common stock for issuance under the 2021 ESPP. As of December 31, 2021 the Company had not begun any offering periods for the 2021 ESPP.
Awards granted under both the 2021 EIP and the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock

Velo3D, Inc.
Notes to Consolidated Financial Statements
options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Company’s Board of Directors. Awards generally vest based on continuous service over 4 years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan and 2014 Plan, respectively.

Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2019	4,846	$1.51	8.1
Granted	20,923	$0.25
Exercised	(55)	$0.98
Forfeited or expired	(4,243)	$0.67
Outstanding as of December 31, 2020	21,471	$0.33	9.3
Options vested and expected to vest as of December 31, 2020	21,471	$0.33
Vested and exercisable as of December 31, 2020	2,697	$0.94

Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	1,023	$6.69
Exercised	(269)	$1.35
Forfeited or expired	(1,034)	$1.09
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Options vested and expected to vest as of December 31, 2021	21,191	$0.58
Vested and exercisable as of December 31, 2021	9,361	$0.56
The aggregate intrinsic value of options outstanding was $153.2 million and $3.9 million, respectively, as of December 31, 2021 and 2020. Intrinsic value of options exercised for the years ended December 31, 2021 and 2020 was $1.0 million and no intrinsic value, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2021 and 2020 was $3.58 per share and $0.11 per share, respectively. The total grant date fair value of options vested was $1.5 million and $0.3 million for the years ended December 31, 2021 and 2020.
As of December 31, 2021, total unrecognized compensation cost related to options was $3.4 million and is expected to be recognized over a weighted-average period of 2.3 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Velo3D common stock underlying the stock options has historically been determined by the board of directors, as there was no public market for the Company’s common stock prior to Merger Closing. Therefore, the board of directors has determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible preferred stock and common stock to unrelated third parties, operating and financial

Velo3D, Inc.
Notes to Consolidated Financial Statements
performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted were as follows:

	December 31,
	2021	2020
Expected volatility	59%	60%
Risk-free interest rate	0.9% - 1.0%	0.4% - 0.5%
Dividend yield	—%	—%
Expected term (in years)	5.72	6.04
Discount for Lack of Marketability	9.2%	28.5%

Expected volatility: As the Company was not publicly traded at the time the awards were granted, the expected volatility for the Company’s stock options was determined by using a review of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term: The Company uses the simplified method available under U.S. GAAP to determine the expected term due to having insufficient history upon which to base an assumption about the term.

Discount for Lack of Marketability ("DLOM"): The DLOM did not apply post closing and is meant to account for the lack of marketability of stock that was not publicly traded.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of December 31, 2021 and their activity during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per Share Data)	(In thousands)
Balance as of December 31, 2020	—	$—	$—
Granted	4,041	7.26	29,476
Released	—	—	—
Cancelled	—	—	—
Balance as of December 31, 2021	4,041	$7.26	$29,476
Expected to vest as of December 31, 2021	4,041	$7.26	$31,563

Velo3D, Inc.
Notes to Consolidated Financial Statements
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of December 31, 2021, there was $29.0 million of unrecognized compensation cost related to 4.0 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.7 years.

Earnout Shares - Employees
The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. The estimated fair values of the Earnout Shares associated with vested stock options are recognized as an expense and determined by the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the five-year earnout period. The portion of the Earnout Shares associated with unvested stock options are recognized as an expense and considers the vesting continuing employment requirements.

The assumptions for the Monte-Carlo simulation model on the Closing Date, September 29, 2021, are defined in Note 17, Equity Instruments - Contingent Earnout Liabilities, which include the current stock price, expected volatility, risk-free interest rate, dividend yield, and expected term.

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	December 31,
	2021	2020
	(In thousands)
Restricted stock units	$355	$—
Stock options	2,453	1,455
Earnout shares - employees	1,560	—
	$4,368	$1,455

The following sets forth the total stock-based compensation expense for the stock options included in the statements of operations:

	December 31,
	2021	2020
	(In thousands)
Research and development	$1,851	$728
Selling and marketing	816	373
General and administrative	1,701	354
	$4,368	$1,455

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 19. Income Taxes

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to “Loss before income taxes” for the years ended December 31, 2021 and 2020.
The reconciliation of the provision computed at the federal statutory rate to the Company's provision (benefit) for income taxes as follows:

	December 31,
	2021		2020
	(In thousands, except percentages)
Tax at federal statutory rate	$(22,489)	(21.0)%	$(4,579)	(21.0)%
State, net of federal benefit	(3,100)	(2.9)%	(922)	(4.2)%
Stock based compensation	341	0.3%	234	1.1%
Fair value adjustments	9,766	9.1%	—	—%
Transaction costs	(1,838)	(1.7)%	—	—%
Other	(990)	(0.9)%	(527)	(2.5)%
Change in valuation allowance	18,310	17.1%	5,794	26.6%
Total provision for income taxes	$—	—%	$—	—%
The Company did not incur income tax expense or benefit for the years ending December 31, 2021 or December 31, 2020.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$51,036	$35,818
Research and development tax credits	7,018	5,286
Stock based compensation	1,250	594
Fixed assets and intangibles	(342)	61
Lease liability	2,798	181
Other timing differences	1,622	565
Total deferred tax assets	$63,382	$42,505
Valuation allowance	$(60,653)	$(42,342)
Net deferred tax assets	$2,729	$163

Deferred tax liabilities
Right of use assets	$(2,729)	$(163)
Total deferred tax liabilities	$(2,729)	$(163)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The Company concluded that it was not more-likely-than-not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $18.3 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively, due to stock based compensation, current and previous year losses and credits claimed.

Velo3D, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, the Company had $193.2 million and $149.9 million federal and state net operating losses (“NOLs”), respectively, available to reduce future taxable income, which will begin to expire in 2034 and 2030 respectively for federal and for state tax purposes. The Company had $147.3 million of federal net operating loss included above and can be carried forward indefinitely.
As of December 31, 2020, the Company had $131.2 million and $118.5 million of federal and state net operating losses available to reduce future taxable income.
The Company also has federal research and developmental tax credit carryforwards of approximately $5.9 million which begin to expire in 2034, and state research and developmental tax credit carryforwards of $5.6 million as of December 31, 2021. The state credits have no expiration date.
Federal and California tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards may be limited as the result of such ownership change. Such a limitation could result in limitation in the use of the NOLs in future years and possibly a reduction of the NOLs available.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$2,861	$2,430
Additions based on tax positions related to the current year	823	431
Balance at end of year	$3,684	$2,861
For the years ended December 31, 2021 and 2020, the amount of unrecognized tax benefits increased $0.8 million and $0.4 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2021 and 2020 the total amount of unrecognized tax benefits was $3.7 million and $2.9 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.
The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S federal, state and local examinations by tax authorities for all prior years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions within the next twelve months.
The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.
As of December 31, 2021 and 2020, there were no foreign income taxes or liabilities.

Note 20. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of December 31, 2021 and 2020, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 14, Leases, for further discussion.

Purchase commitments (purchase orders) of $27.7 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the first half of 2022.

Velo3D, Inc.
Notes to Consolidated Financial Statements

Note 21. Employee Defined - Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company has paid all matching contributions as of December 31, 2021.

Note 22. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Year ended December 31,		Year ended December 31,
	2021	2020	2021	2020
	(as a percentage)
Customer 1	27.8%	41.1%	71.2%	85.6%
Customer 2	21.5%	<10%	<10%	<10%
Customer 3	12.8%	<10%	16.0%	—%
Customer 4	10.2%	—%	<10%	—%
Customer 5	<10%	15.6%	—%	—%
Customer 6	<10%	15.0%	<10%	<10%

Revenue by Geographic Area

The Company currently sells its products in the United States and other locations. As of December 31, 2021, one equipment on lease (long-lived assets) is located outside the U.S. Revenue by geographic area based on the billing address of the customers were as follows:

	December 31,
	2021	2020
	(In thousands)
United States	$22,926	$13,046
Other	4,513	5,929
Total	$27,439	$18,975

Velo3D, Inc.
Notes to Consolidated Financial Statements

Contract Assets and Liabilities

The amount of revenue recognized during the year ended December 31, 2021 included in contract liabilities as of December 31, 2020 was $1.0 million. The amount of revenue recognized during the year ended December 31, 2020 included in contract liabilities as of December 31, 2019 was $0.5 million. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger with JAWS Spitfire on September 29, 2021. Prior to the Merger, JAWS Spitfire was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, JAWS Spitfire’s previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2021, as JAWS Spitfire’s operations prior to the Merger were insignificant compared to those of our consolidated company post-Merger.

However, the design of internal control over financial reporting for our company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Material Weaknesses in Internal Control over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases; and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:

◦user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and

◦program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

    These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We intend to take measures to remediate these material weaknesses, including the following: hiring additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; providing ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaging a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, controls over accounting and valuation for debt and equity instruments, controls over accrued inventory purchases, and controls over the presentation of contract assets and liabilities; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees (including executive officers), independent contractors, and board of directors of the Company. Our Code of Business Conduct and Ethics is published on our Investor Relations website at ir.velo3d.com under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) Financial Statements.
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Title	Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	8-K	2.1	03/23/2021
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 20, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	S-4/A	Annex AA	07/20/2021
3.1	Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	10/05/2021
3.2	Restated Bylaws of Velo3D, Inc.	8-K	3.2	10/05/2021
4.1	Specimen Unit Certificate	S-1	4.1	11/27/2020
4.2	Specimen Ordinary Share Certificate	S-1	4.2	11/27/2020
4.3	Specimen Warrant Certificate	S-1	4.3	11/27/2020
4.4	Certificate of Corporate Domestication of JAWS Spitfire Acquisition Corporation	8-K	4.4	10/05/2021
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and JAWS Spitfire Acquisition Corporation, dated December 7, 2020	8-K	4.1	12/08/2020
4.6	Description of Securities Registered Under Section 12 of the Exchange Act				X
10.1	Sponsor Letter Agreement, dated as of March 22, 2021, by and among Spitfire Sponsor LLC, certain other holders set forth on Schedule I thereto, JAWS Spitfire Acquisition and Velo3D, Inc.	8-K	10.2	03/23/2021
10.2	Form of Subscription Agreement	8-K	10.1	03/23/2021
10.3	Amended and Restated Registration Rights Agreement, dated September 29, 2021, by and among the Company, Spitfire Sponsor LLC, and other Holders party thereto	8-K	10.3	10/05/2021
10.4	2014 Equity Incentive Plan	8-K	10.4	10/05/2021
10.5	2021 Equity Incentive Plan	8-K	10.5	10/05/2021
10.6	Form of Option Award Agreement	8-K	10.6	10/05/2021
10.7	Form of RSU Award Agreement	8-K	10.7	10/05/2021
10.8	Form of Rollover Option Award Agreement	8-K	10.8	10/05/2021
10.9	Form of Restricted Stock Award Agreement	8-K	10.9	10/05/2021

Exhibit Number		Incorporated by Reference			Filed Herewith
10.10	Form of Stock Appreciation Right Award Agreement	8-K	10.10	10/05/2021
10.11	Form of Stock Bonus Award Agreement	8-K	10.11	10/05/2021
10.12	Form of Performance Shares Award Agreement	8-K	10.12	10/05/2021
10.13	2021 Employee Stock Purchase Plan	8-K	10.13	10/05/2021
10.14	Lock-Up Agreement with Mr. Buller	S-4	10.9	05/13/2021
10.15	Employment Agreement between Velo3D, Inc. and Mr. McCombe	S-4/A	10.10	06/29/2021
10.16	Addendum to Employment Agreement between Velo3D, Inc. and Mr. McCombe	S-4/A	10.11	06/29/2021
10.17	Employment Agreement between Velo3D, Inc. and Ms. Youssef	S-4/A	10.12	06/29/2021
10.18	Form of Director and Officer Indemnification Agreement	8-K	10.18	10/05/2021
10.19	Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated February 19, 2016	8-K	10.19	10/05/2021
10.20	First Amendment to Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated April 7, 2021	8-K	10.20	10/05/2021
10.21	Lease by and between Velo3D, Inc. and Colfin 2019-2D Industrial Owner, LLC, dated June 28, 2021	8-K	10.21	10/05/2021
10.22	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Velo3D, Inc., dated May 14, 2021	8-K	10.22	10/05/2021
10.23	Mezzanine Loan and Security Agreement among Silicon Valley Bank, as Agent, Silicon Valley Bank, as Lender, Hercules Capital, Inc., as Lender, and Velo3D, Inc. as Borrower, dated May 14, 2021	8-K	10.23	10/05/2021
21.1	List of Subsidiaries				X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Velo3D, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

Exhibit Number		Incorporated by Reference	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Velo3D, Inc

Date: March 28, 2022	By:	/s/ William McCombe
William McCombe
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Benyamin Buller and William McCombe, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benyamin Buller	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022
Benyamin Buller

/s/ William McCombe	Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2022
William McCombe

/s/ Bernard Chung	Vice President of Finance (Principal Accounting Officer)	March 28, 2022
Bernard Chung

/s/ Carl Bass	Chairman and Director	March 28, 2022
Carl Bass

/s/ Michael Idelchik	Director	March 28, 2022
Michael Idelchik

/s/ Stefan Krause	Director	March 28, 2022
Stefan Krause

/s/ Ellen M. Pawlikowski	Director	March 28, 2022
Ellen M. Pawlikowski

/s/ Ellen Smith	Director	March 28, 2022
Ellen Smith

/s/ Gabrielle Toledano	Director	March 28, 2022
Gabrielle Toledano

/s/ Matthew Walters	Director	March 28, 2022
Matthew Walters