Form 10-Q
period 2022-03-31
Velo3D, Inc.
filed 2022-05-16
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of May 10, 2022, the registrant had 183,859,249  shares of common stock, $0.00001 per share outstanding.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited)	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
Signatures		81

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
Forward-looking Statements
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
•our market opportunity;
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

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$104,426	$207,602
Short-term investments	81,725	15,483
Accounts receivable, net	10,196	12,778
Inventories	42,820	22,479
Contract assets	1,430	274
Prepaid expenses and other current assets	9,449	9,458
Total current assets	250,046	268,074
Property and equipment, net	12,438	10,046
Equipment on lease, net	9,601	8,366
Other assets	15,389	16,231
Total assets	$287,474	$302,717
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,609	$9,882
Accrued expenses and other current liabilities	12,121	9,414
Debt – current portion	5,116	5,114
Contract liabilities	19,386	22,252
Total current liabilities	56,232	46,662
Long-term debt – less current portion	2,422	2,956
Contingent earnout liabilities (Note 10)	142,719	111,487
Warrant liabilities (Note 10)	27,719	21,705
Other noncurrent liabilities	8,778	9,492
Total liabilities	237,870	192,302
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, 183,557,946 and 183,232,494 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	345,418	340,294
Accumulated other comprehensive loss	(608)	(14)
Accumulated deficit	(295,208)	(229,867)
Total stockholders’ equity	49,604	110,415
Total liabilities and stockholders’ equity	$287,474	$302,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Revenue
3D Printer	$10,184	$234
Recurring payment	925	263
Support services	1,109	675
Total Revenue	12,218	1,172
Cost of revenue
3D Printer	10,479	583
Recurring payment	718	187
Support services	1,006	792
Total cost of revenue	12,203	1,562
Gross profit/(loss)	15	(390)
Operating expenses
Research and development	12,915	4,695
Selling and marketing	5,983	2,023
General and administrative	9,290	4,786
Total operating expenses	28,188	11,504
Loss from operations	(28,173)	(11,894)
Interest expense	(141)	(120)
Loss on fair value of warrants	(6,014)	(1,514)
Loss on fair value of contingent earnout liabilities	(31,232)	—
Other income/(expense), net	219	(20)
Loss before provision for income taxes	(65,341)	(13,548)
Provision for income taxes	—	—
Net loss	$(65,341)	$(13,548)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,498,082	16,019,559

Net loss	$(65,341)	$(13,548)
Net unrealized holding loss on available-for-sale investments	(594)	—
Total comprehensive loss	$(65,935)	$(13,548)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(65,341)	$(13,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,019	363
Amortization of deferred loan costs	2	—
Stock-based compensation	4,957	315
Loss on fair value of warrants	6,014	1,514
Loss on fair value of contingent earnout liabilities	31,232	—
Changes in assets and liabilities
Accounts receivable	2,582	(4,814)
Inventories	(16,302)	374
Contract assets	(1,156)	2,549
Prepaid expenses and other current assets	5,036	324
Other assets	842	20
Accounts payable	1,880	2,894
Accrued expenses and other liabilities	2,707	979
Contract liabilities	(2,866)	6,155
Other noncurrent liabilities	(713)	233
Net cash used in operating activities	(30,107)	(2,642)
Cash flows from investing activities
Purchase of property and equipment	(4,060)	(120)
Production of equipment for lease to customers	(1,707)	(3,326)
Purchases of available-for-sale investments	(66,942)	—
Net cash used in investing activities	(72,709)	(3,446)
Cash flows from financing activities
Proceeds from loan issuance	—	2,400
Repayment of property and equipment loan	—	(992)
Proceeds from convertible notes	—	5,000
Repayment of equipment loans	(534)	—
Issuance of common stock upon exercise of stock options	167	39
Net cash (used in) provided by financing activities	(367)	6,447
Effect of exchange rate changes on cash and cash equivalents	7	—
Net change in cash and cash equivalents	(103,176)	359
Cash and cash equivalents and restricted cash at beginning of period	208,402	15,517
Cash and cash equivalents and restricted cash at end of period	$105,226	$15,876
Supplemental disclosure of cash flow information
Cash paid for interest	$86	$120
Supplemental disclosure of non-cash information
Issuance of common stock warrants in connection with financing	$—	$68
Unpaid liabilities related to property and equipment	$(636)	$—
Transfers between inventories and property and equipment	$150	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	March 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$104,426	$15,876
Restricted cash (Other assets)	800	—
Total cash and cash equivalents and restricted cash	$105,226	$15,876
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	$—	$(122,776)	$(107,821)
Issuance of common stock upon exercise of stock options	—	—	39,387	—	39	—	—	39
Issuance of common stock warrants in connection with financing	—	—	—	—	68	—	—	68
Stock-based compensation	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	(13,548)	(13,548)
Balance as of March 31, 2021	117,734,383	$123,704	16,042,945	$1	$15,376	$—	$(136,324)	$(120,947)

Balance as of December 31, 2021	—	$—	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options	—	—	325,452	—	167	—	—	$167
Stock-based compensation	—	—	—	—	4,957	—	—	$4,957
Net loss	—	—	—	—	—	—	(65,341)	$(65,341)
Other comprehensive loss	—	—	—	—	—	(594)	—	(594)
Balance as of March 31, 2022	—	$—	183,557,946	$2	$345,418	$(608)	$(295,208)	$49,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Accordingly, all historical financial information prior to the Closing Date presented in the unaudited condensed consolidated financial statements of Velo3D represents the accounts of Legacy Velo3D. The shares and Net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock, par value $0.00001 (the “common stock”) for 1 share of Legacy Velo3D common stock). All fractional shares were rounded.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements of the Company. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year.
Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. On September 29, 2021, the Company consummated the Merger, which resulted in the Company receiving approximately $278.3 million in total net proceeds, including $155.0 million from the private placement of

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15,500,000 shares of common stock at $10.00 per share (the “PIPE Financing”). Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $295.2 million.
As of May 16, 2022, the issuance date of the unaudited condensed consolidated financial statements, the Company believes that the cash and cash equivalents on hand and cash the Company obtained from the Merger and the PIPE Financing, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months.
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2021 Form 10-K. During the three months ended March 31, 2022, there were no significant updates to the Company’s significant accounting policies other than as described below.
Revenue - Variable Consideration
The sales of 3D Printer systems under certain contracts may include variable consideration such that the Company is entitled to a rate per print hour used on the 3D Printer systems. The Company makes certain estimates in calculating the variable consideration, including amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical customer usage and collection patterns to estimate variable consideration.
The Company intends to update its estimates of variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation.
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
In July 2021, the FASB issued ASU 2021-05, “Leases (“Topic 842”) Lessors — Certain Leases with Variable Lease Payments”, that amends the lessor’s lease classification for leases that include any amount of variable lease payments that are not variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a selling loss. This guidance is effective for the Company for the fiscal year beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance in the first quarter of 2022. The effect on the consolidated financial statements and related disclosures is not material.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss	$(65,341)	$(13,548)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	183,498,082	16,019,559
Net loss per share – basic and diluted.	$(0.36)	$(0.85)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect:

	Three months ended March 31,
	2022	2021
	(share data)
Redeemable convertible preferred stock	—	147,876,672
Convertible promissory note	—	6,756,757
Redeemable convertible preferred stock warrants	—	408,729
Common stock warrants	13,075,000	229,297
Restricted stock units issued and outstanding	4,549,179	—
Common stock options issued and outstanding	20,786,579	21,183,188
Total potentially dilutive common share equivalents	38,410,758	176,454,643
Total potentially dilutive common share equivalents for the three months ended March 31, 2022, excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$104,352	$—	$—	$104,352
U.S. Treasury securities (ii)	43,471	—	—	43,471
Corporate bonds (ii)	—	38,254	—	38,254
Total financial assets	$147,823	$38,254	$—	$186,077
Liabilities
Common stock warrant liabilities (Public) (iii)	$18,285	$—	$—	$18,285
Common stock warrant liabilities (Private Placement) (iii)	—	—	9,434	9,434
Contingent earnout liabilities	—	—	142,719	142,719
Total financial liabilities	$18,285	$—	$152,153	$170,438

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$207,471	$—	$—	$207,471
U.S. Treasury securities (ii)	8,141	—	—	8,141
Corporate bonds (ii)	—	7,342	—	7,342
Total financial assets	$215,612	$7,342	$—	$222,954
Liabilities
Common stock warrant liabilities (Public) (iii)	$14,318	$—	$—	$14,318
Common stock warrant liabilities (Private Placement) (iii)	—	—	7,387	7,387
Contingent earnout liabilities	—	—	111,487	111,487
Total financial liabilities	$14,318	$—	$118,874	$133,192
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of March 31, 2022 and December 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a rollforward of the Level 3 assets and liabilities measured fair value on a recurring basis:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2022	$—	$7,387	$111,487
Change in fair value		2,047	31,232
Fair value as of March 31, 2022	$—	$9,434	$142,719

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2021	$181	$—	$—
Change in fair value	1,514	—	—
Fair value as of March 31, 2021	$1,695	$—	$—
The fair value of the private placement warrant liability, redeemable convertible preferred stock warrant liability and contingent earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the private placement warrant liability, the Company used the Binomial-Lattice Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments). In determining the fair value of the contingent earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the applicable earnout period using the most reliable information available (see Note 10, Equity Instruments).

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Investments
Available-for-sale Investments
The Company began investing in available-for-sale (“AFS”) investments in the fourth quarter of 2021. The following table summarizes our AFS investments. These are classified as "Short-term investments" on the condensed consolidated balance sheets.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$43,790	$—	$(319)	$43,471
Corporate bonds	38,529	1	(276)	38,254
Total available-for-sale investments	$82,319	$1	$(595)	$81,725

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$8,154	$—	$(13)	$8,141
Corporate bonds	7,343	1	(2)	7,342
Total available-for-sale investments	$15,497	$1	$(15)	$15,483
The following table presents the breakdown of the available-for-sale investments in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$43,471	$319	$8,141	$13
Total	$43,471	$319	$8,141	$13

Corporate bonds
Less than 12 months	$36,753	$276	$5,640	$2
Total	$36,753	$276	$5,640	$2
The Company does not believe these AFS investments to be other-than-temporarily impaired as of March 31, 2022 and December 31, 2021.
There were no realized gains or losses on AFS investments during the three months ended March 31, 2022 and March 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All remaining contractual maturities of AFS investments held at March 31, 2022 are as follows:

	March 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$48,223	$48,134
Due in 1-2 years	34,096	33,591
Total	$82,319	$81,725
Actual maturities may differ from the contractual maturities because the Company may sell these investments prematurely.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Trade Receivables	$10,263	$12,845
Less: Allowances for Doubtful Accounts	(67)	(67)
Total	$10,196	$12,778
Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Raw materials	$32,089	$16,594
Work-in-progress	10,731	5,885
Total	$42,820	$22,479
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Prepaid insurance and other	$3,780	$5,326
Vendor prepayments	5,669	4,132
Total	$9,449	$9,458

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Computers and software	$1,677	$1,397
R&D lab equipment	2,609	2,283
Equipment and other	114	—
Furniture and fixtures	88	88
Leasehold improvements	10,948	2,771
Construction in progress	210	6,273
Total property, plant and equipment	15,646	12,812
Less accumulated depreciation and amortization	(3,208)	(2,766)
Property, plant and equipment, net	$12,438	$10,046
Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.2 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Accrued expenses	$5,344	$3,015
Accrued salaries and benefits	4,142	4,143
Lease liability – current portion	2,635	2,256
Total Accrued expenses and other current liabilities	$12,121	$9,414
Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Lease liabilities - noncurrent portion	$8,531	$9,184
Other noncurrent liabilities	247	308
Total other noncurrent liabilities	$8,778	$9,492
Please refer to Note 10, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $10.9 million and accumulated depreciation of $1.4 million as of March 31, 2022. The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $0.9 million as of December 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total lease revenue earned for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.4 million, respectively. The total depreciation expense was $0.5 million and $0.2 million included in cost of revenue for the three months ended March 31, 2022 and 2021, respectively.
The Company entered into debt secured by certain leased equipment to customers. See Note 9, Long-term Debt, for a description of these financing arrangements.
Note 8. Leases
The Company leases its office and manufacturing facilities under four non-cancellable operating leases which expire in 2023 to 2027 and one month to-month operating lease. The agreements include a provision for renewal at the then market rate for terms specified in each lease.
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$10,400	$11,073
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,601	$2,222
Noncurrent (Other noncurrent liabilities)	8,499	9,143
	11,100	11,365
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$34	$33
Noncurrent (Other noncurrent liabilities)	32	41
	$66	$74
Total lease liabilities	$11,166	$11,439
There were no impairments recorded related to these assets as of March 31, 2022 and December 31, 2021.
Information about lease-related balances were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Operating lease expense	$717	$143
Financing lease expense	9	3
Short-term lease expense	99	15
Total lease expense	$825	$161
Cash paid for leases	$281	$163
Weighted – average remaining lease term – operating leases (years)	4.6	1.63
Weighted – average discount rate – operating leases	4.4%	4.5%
Maturity of operating lease liabilities as of March 31, 2022 are as follows:

(In thousands)
Remainder of 2022	$2,342
2023	2,732
2024	2,676
2025	2,232

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2026	2,315
Thereafter	598
Total operating lease payments	$12,895
Less portion representing imputed interest	(1,729)
Total operating lease liabilities	$11,166
Less current portion	2,635
Long-term portion	$8,531
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Revolving credit line	$3,000	$3,000
Equipment loan	4,555	5,089
Deferred financing costs	(17)	(19)
Total	$7,538	$8,070
Debt – current portion	5,116	5,114
Long-term debt – less current portion	$2,422	$2,956
The Company’s banking arrangements include three facilities and a revolving credit line with its primary bank. For a full description of these banking arrangements, see Note 15, Long-Term Debt, in the audited consolidated financial statements included in the 2021 Form 10-K. These loans contain customary representations and warranties, reporting covenants, events of default and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance and furnishes audited financial statements no later than the date of delivery to the Board of Directors.
The Company amortizes deferred financing costs over the life of the borrowing. As of March 31, 2022 and December 31, 2021, the remaining unamortized balance of deferred financing costs was less than $0.1 million for both periods and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement, which included a $10.0 million revolving credit line and an $8.5 million secured equipment loan facility (see below).
In August 2021, the Company drew $3.0 million on the $10.0 million revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. The Company has $7.0 million of the revolving credit line undrawn as of March 31, 2022. The effective interest rate was 4.6% for the three months ended March 31, 2022. The deferred loan fees were less than $0.1 million as of March 31, 2022.
Equipment Loan — On December 17, 2020, the Company executed the second amended and restated loan and security agreement, which included an equipment loan facility for up to $8.5 million secured by the equipment leased to customers. The facility has a variable interest rate of the greater of Prime rate or 3.25%.
During the year ended December 31, 2021, the Company executed seven additional advances on the facility for $5.6 million secured by equipment leased to customers. For the three months ended March 31, 2022, $0.5 million in principal payments were paid. As of March 31, 2022, the outstanding balance was $4.6 million. As of March 31, 2022, the deferred loans fees associated with the debt issuance was less than $0.1 million. The effective interest rate was 3.24% and 2.7% for the three months ended March 31, 2022 and 2021, respectively.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The future minimum aggregate payments for the above borrowings are as follows as of March 31, 2022:

(In thousands)
Less than 1 year	$5,116
1-3 years	2,422
$7,538
Note 10. Equity Instruments
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
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	March 31,	December 31,
	2022	2021
	(share data)
Common stock warrants	13,075,000	13,075,000
Restricted stock units issued and outstanding	4,549,179	4,041,346
Stock options issued and outstanding	20,786,579	21,191,226
Shares available for future grant under 2021 Equity Incentive Plan	26,207,150	17,533,471
Reserved for employee stock purchase plan	5,495,601	3,663,277
Total shares of common stock reserved	70,113,509	59,504,320

The shares available for future grant under the Company’s 2021 Equity Incentive Plan include un-exercised stock options (vested and unvested) and unvested restricted stock units (RSUs) as of March 31, 2022 and December 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrant liabilities
Warrants for common stock of 13,075,000 were exercisable 1-to-1 as of March 31, 2022 and December 31, 2021, respectively. Warrants - Common Stock are equity classified and recorded at fair value on the issue date without further remeasurement. Private Placement Warrants and Public Warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	March 31, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on March 31, 2022
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	9,434
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	18,285
			13,075,000			$27,719

	December 31, 2021
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2021
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	7,387
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	14,318
			13,075,000			$21,705
Private Placement Warrants - Common Stock
Concurrently with JAWS Spitfire’s initial public offering (“IPO”), 4,450,000 warrants (the “Private Placement Warrants”) were issued to Spitfire Sponsor LLC (the “Sponsor”) at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of March 31, 2022, the number of Private Placement Warrants issued was 4,450,000.
Public Warrants - Common Stock
In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant (the “Public Warrants”). Each Public Warrant is exercisable to purchase shares of common stock at $11.50 per share. As of March 31, 2022, the number of Public Warrants issued was 8,625,000.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Private Placement Warrant and Public Warrant Liabilities - Common Stock
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization, in the audited consolidated financial statements included in the 2021 Form 10-K for further discussion. The liability for private placement and public warrants on common stock carried at fair value was as follows for the three months ended March 31, 2022:

March 31,
2022
(In thousands)
Beginning Balance	$21,705
Loss on fair value of warrants	$6,014
Ending Balance	$27,719
The liability associated with the Private Placement Warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants was subject to remeasured at each balance sheet date using Level 1 fair value inputs for the three months ended March 31, 2022.
As of March 31, 2022, the fair value of the common stock warrant liabilities were estimated using the Monte-Carlo simulation. The fair value of the common stock warrants takes into account the traded stock price as the valuation date used as the underlying stock input, the contract terms, as well as multiple unobservable inputs such as risk-free interest rates, and expected volatility.
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrants and public common stock warrant liability were as follows:

	As of March 31, 2022	As of December 31, 2021
Current stock price	$9.31	$7.81
Expected volatility	34.8%	40.5%
Risk-free interest rate	2.4%	1.2%
Dividend rate	—%	—%
Expected Term (years)	4.5	4.75
Expected volatility: The volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the common stock warrants.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Redeemable Convertible Preferred Stock Warrants
Warrants on redeemable convertible preferred stock of Legacy Velo3D were issued to lenders in connection with borrowings. The fair value on the date of issue is recorded as a debt issue cost (contra-liability) and a liability because the warrant was liability classified. The fair value of the warrants are remeasured each reporting period using Level 3 inputs with the increase or decrease recorded in other income (expense), net in the statements of operations.
The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning Balance	$—	$181
Issuance of new warrant	—	—
Change in fair value (Other income (expense), net)	—	1,514
Exercise of warrants (Redeemable preferred convertible stock)	—	—
Ending Balance	$—	$1,695
Contingent Earnout Liabilities
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of common stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”).See Note 18, Equity Incentive Plans & Stock-Based Compensation, in the audited consolidated financial statements included in the 2021 Form 10-K for further discussion on the contingent earnout liability.
The change in fair value of contingent earnout liabilities are recognized in the condensed consolidated statement of operations. The rollforward for the contingent earnout liabilities was as follows for the three months ended March 31, 2022:

March 31,
2022
(In thousands)
Beginning Balance	$111,487
Gain on fair value of contingent earnout liabilities	31,232
Ending Balance	$142,719
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of March 31, 2022	As of December 31, 2021
Current stock price	$9.31	$7.81
Expected volatility	50.8%	52.5%
Risk-free interest rate	2.4%	1.2%
Dividend yield	—%	—%
Expected Term (years)	4.50	4.75

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the historical traded prices of the Guideline Public Comparables (“GPC”) are relied upon to calculate an estimate of volatility for the Company. Volatility for each comparable is calculated as the annualized standard deviation of continuously compounded returns. The selected GPC have been identified as comparables as they operate in a similar industry to that of Velo3D. An average of the two different volatility conclusions is utilized to arrive at the conclusion. Additionally, the Company’s trading volatility was considered, but ultimately not given any weight as there is limited trading data available as of the valuation date. This assumption will be reevaluated in subsequent quarters.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the Earnout Shares.
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
Note 11. Equity Incentive Plans and Stock-Based Compensation
In 2014, the Company adopted its 2014 equity incentive plan (the “2014 Plan”), which provided for the granting of stock options, restricted stock awards and stock appreciation rights to employees, directors, and consultants of the Company.
Awards granted under the 2014 Plan generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by Legacy Velo3D’s Board of directors. Awards generally vest based on continuous service over four years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan (as defined below).
In 2021, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of March 31, 2022, the Company has reserved 51,542,908 shares of its common stock for issuance under the 2021 EIP.
In addition, in 2021, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2022, the Company has reserved 5,495,601 shares of its common stock for issuance under the 2021 ESPP. As of March 31, 2022, the Company had not begun any offering periods for the 2021 ESPP.
Awards granted under both the 2021 EIP generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Company’s Board of Directors. Awards generally vest based on continuous service over 4 years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	—	$—
Exercised	(39)	$0.98
Forfeited or expired	(249)	$0.67
Outstanding as of March 31, 2021	21,183	$0.33	8.9
Options vested and expected to vest as of March 31, 2021	21,183	$0.33
Vested and exercisable as of March 31, 2021	2,904	$0.93

Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(325)	$0.47
Forfeited or expired	(79)	$5.50
Outstanding as of March 31, 2022	20,787	$0.56	8.0
Options vested and expected to vest as of March 31, 2022	20,787	$0.56
Vested and exercisable as of March 31, 2022	10,306	$0.62
The aggregate intrinsic value of options outstanding was $181.7 million and $153.2 million, respectively, as of March 31, 2022 and December 31, 2021. Intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $1.7 million and less than $0.1 million, respectively. The weighted-average grant date fair value of options granted in the three months ended March 31, 2022 and 2021 was $— per share and $— per share, respectively. The total grant date fair value of options vested was $0.7 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, total unrecognized compensation cost related to options was $2.7 million related to 10.5 million unvested options and is expected to be recognized over a weighted-average period of 2.0 years.
For the three months ended March 31, 2021, the Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Velo3D common stock underlying the stock options had historically been determined by the Legacy Velo3D board of directors, as there was no public market for Legacy Velo3D’s common stock prior to Merger closing. Therefore, the Legacy Velo3D board of directors had determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
preferred stock and common stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
For the three months ended March 31, 2022, there were no options granted. The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted were as follows:

	Three months ended March 31,
	2022	2021
Expected volatility	—%	60%
Risk-free interest rate	—% – —%	0.4% – 0.5%
Dividend yield	—%	—%
Expected term (in years)	0	6.04
Discount for Lack of Marketability	—%	23.5%
Expected volatility: As Legacy Velo3D was not publicly traded at the time the awards were granted, the expected volatility for the Company’s stock options was determined by using a review of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.
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
Discount for Lack of Marketability ("DLOM"): The DLOM is meant to account for the lack of marketability of stock that was not publicly traded and therefore does not apply for the three months ended March 31, 2022.
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.
The following table summarizes outstanding and expected to vest RSUs as of March 31, 2022 and their activity during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$31,563
Granted	567	6.98	4,110
Released	(59)	7.15	583
Cancelled	—	—	—
Balance as of March 31, 2022	4,549	$7.23	$42,353
Expected to vest as of March 31, 2022	4,549	$7.23	$42,353
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of March 31, 2022, there was $30.5 million of unrecognized

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
compensation cost related to 4.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.5 years.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Restricted stock units	$2,440	$—
Stock options	575	315
Earnout shares - employees	1,942	—
	$4,957	$315
The following sets forth the total stock-based compensation expense for the stock options included in the statements of operations:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$2,591	$165
Selling and marketing	1,113	65
General and administrative	1,253	85
	$4,957	$315
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of March 31, 2022 and December 31, 2021, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Purchase commitments (purchase orders) of $67.9 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered by in the second half of 2022.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company has paid all matching contributions as of March 31, 2022.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
	(as a percentage)
Customer 1	65.4%	56.0%	34.3%	71.2%
Customer 2	13.5%	—%	<10%	—%
Customer 3	<10%	23.8%	<10%	<10%
Customer 4	<10%	—%	20.9%	<10%
Revenue by Geographic Area
The Company currently sells its products in the Americas and other locations as follows:

	March 31,
	2022	2021
	(In thousands)
Americas	$12,104	$1,141
Other	114	31
Total	$12,218	$1,172
Contract Assets and Liabilities
The amount of revenue recognized during the three months ended March 31, 2022 included in contract liabilities as of December 31, 2021 was $0.8 million. The amount of revenue recognized during the three months ended March 31, 2021 included in contract liabilities as of December 31, 2020 was $0.3 million. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein.
Overview
We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing (“AM”), to deliver breakthroughs in performance, cost and lead time in the production of high-value metal parts.
We produce a full-stack hardware and software solution based on our proprietary laser powder bed fusion (“L-PBF”) technology, which enables support-free production. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly. Our products give our customers who are in space, aviation, defense, energy, and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors
Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers (“OEMs”) and contract manufacturers who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications. For these reasons, AM solutions of our competitors have been largely relegated to tooling and prototyping or the production of less complex, lower-value metal parts.
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
The unaudited condensed consolidated financial statements and disclosures reflect the effects of the Reverse Recapitalization which was consummated on September 29, 2021. The number of shares of redeemable convertible preferred stock and common stock presented in the financial statements and elsewhere in this Quarterly Report for periods prior to the Reverse Recapitalization have been retroactively adjusted to reflect the Merger’s exchange ratio similar to the presentation of a stock-split.

See “Explanatory Note- Certain Defined Terms” for the definitions of certain terms used throughout this Quarterly Report.
Key Financial and Operational Metrics
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”

	Three months ended March 31,
	2022	2021
Revenue ($ in millions)	$12.2	$1.2
Bookings	7	6
Total Shipments	8	4
New Customers (by shipments)	2	3
Bookings
For the three months ended March 31, 2022 and 2021, we had 7 and 6 bookings, respectively. A booking is a confirmed order for a 3D printer system.
Shipments
For the three months ended March 31, 2022, we shipped 8 3D printers (6 3D printers sold to customers and 2 3D printers leased under the Recurring Payment model described below). For the three months ended March 31, 2021, we shipped 4 3D printers (zero 3D printers sold to customers and 4 3D printers leased under the Recurring Payment model described below).
Customers
For the three months ended March 31, 2022, we had 2 new customers and 20 cumulative system customers. A new customer is defined as receiving a 3D printer system for the first time during the calendar year. For the three months ended March 31, 2021, we had 3 new customers and 11 cumulative system customers. As of March 31, 2022, we had shipped a total of 54 3D printer systems to 20 customers.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended March 31, 2022, sales to the top three customers accounted for 87.5% and for the three months ended March 31, 2021, sales to the top three customers, different for the comparable period, accounted for 83.9% of our revenue, respectively. While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Business - Risks Related to Our Financial Position and Need for Additional Capital - We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in this Quarterly Report and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties, in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Climate Change
Material pending or existing climate change-related legislation, regulations, and international accords could have an adverse effect on our business, financial condition, and results of operations, including: (1) material past and/or future capital expenditures for climate-related projects; (2) material indirect consequences of climate-related regulation or business trends, such as the following: decreased/increased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources; increased competition to develop innovative new products that result in lower emissions; increased demand for generation and transmission of energy from alternative energy sources; and any anticipated reputational risks resulting from operations or products that produce material greenhouse gas emissions; and (3) material increased compliance costs related to climate change.
Components of Results of Operations
Revenue
Our revenue is primarily derived from our AM full-stack solution product, which includes the Flow™ print preparation software, Sapphire® and Sapphire® XC metal AM printers using our support-free L-PBF technology and Assure™ quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.
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
In addition, the sales of 3D Printer systems under certain contracts may include variable consideration such that we are entitled to a rate per hour used on the 3D Printer systems. Sales with variable consideration represented a small percentage of revenue during the three months ended March 31, 2022 and none of our revenue during the three months ended March 31, 2021. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.

The Recurring Payment transactions, which are structured as operating leases, represented a small percentage of revenue during the three months ended March 31, 2022 and 2021. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized when the customer takes title to the product. Other revenue was not material for the three months ended March 31, 2022 and 2021.
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
Gain/(Loss) on Fair Value of Warrants
Gain/(loss) on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities, including liabilities related to the public warrants and private placement warrants, which are subject to remeasurement at each balance sheet date.
Gain/(Loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liabilities was a loss of $31.2 million for the three months ended March 31, 2022 and was related to the non-cash fair value change of the contingent earnout liabilities related to the Earnout Shares. There was no like expense in the three months ended March 31, 2021.
Other Income/(Expense), Net
Other income/(expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded during the three months ended March 31, 2022 and 2021 because we incurred losses for both periods and maintained a full valuation allowance on the deferred tax assets as of March 31, 2022 and December 31, 2021.
We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021:
The following table summarizes our historical results of operations for the periods presented:

	Three months ended March 31,
	2022	2021	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$10,184	$234	$9,950	4252.1%
Recurring payment	925	263	662	251.7%
Support services	1,109	675	434	64.3%
Total Revenue	12,218	1,172	11,046	942.5%
Cost of revenue
3D Printer	10,479	583	9,896	1697.4%
Recurring payment	718	187	531	284.0%
Support services	1,006	792	214	27.0%
Total cost of revenue	12,203	1,562	10,641	681.2%
Gross profit/(loss)	15	(390)	405	(103.8)%
Operating expenses
Research and development	12,915	4,695	8,220	175.1%
Selling and marketing	5,983	2,023	3,960	195.7%
General and administrative	9,290	4,786	4,504	94.1%
Total operating expenses	28,188	11,504	16,684	145.0%
Loss from operations	(28,173)	(11,894)	(16,279)	136.9%
Interest expense	(141)	(120)	(21)	17.5%
Loss on fair value of warrants	(6,014)	(1,514)	(4,500)	297.2%
Loss on fair value of contingent earnout liabilities	(31,232)	—	(31,232)	100.0%
Other income/(expense), net	219	(20)	239	(1195.0)%
Loss before provision for income taxes	(65,341)	(13,548)	(51,793)	382.3%
Provision for income taxes	—	—	—	—%
Net loss	$(65,341)	$(13,548)	$(51,793)	382.3%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three months ended March 31,
	2022		2021		Change	%
	(In thousands, except for percentages)
3D Printer sales	$10,184	83.3%	$234	20.0%	$9,950	4252.1%
Recurring payment	925	7.6%	263	22.4%	662	251.7%
Support services	1,109	9.1%	675	57.6%	434	64.3%
Total Revenue	$12,218	100.0%	$1,172	100.0%	$11,046	942.5%
Total revenue for the three months ended March 31, 2022 and 2021 was $12.2 million and $1.2 million, respectively, an increase of $11.0 million, or 942.5%.
3D Printer sales were $10.2 million and $0.2 million, respectively, for the three months ended March 31, 2022 and 2021, an increase of $10.0 million, which was attributed to six 3D Printer sales compared to zero 3D Printer sales, respectively. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.9 million and $0.3 million, for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributed to an increase from three to 12 3D Printer systems in service generating Recurring Payment revenue for the three months ended March 31, 2022 and 2021, respectively.
One and two of the systems shipped under the Recurring Payment were pending site acceptance testing (“SAT”) completion as of March 31, 2022 and 2021, respectively.
Our Support Service revenue was $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributed to 54 3D Printer systems in service as of March 31, 2022 compared to 27 3D Printers in service as of March 31, 2021.
We expect the demand for the Sapphire® and Sapphire® XC to increase our revenue in the future. As of March 31, 2022, our backlog for firm orders was $55.0 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.
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

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Three months ended March 31,
	2022		2021
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$10,479	85.9%	$583	37.3%
Cost of Recurring Payment	718	5.9%	187	12.0%
Cost of Support Services	1,006	8.2%	792	50.7%
Total Cost of Revenue	$12,203	100.0%	$1,562	100.0%
Total cost of revenue for the three months ended March 31, 2022 and 2021 was $12.2 million and $1.6 million, respectively, an increase of $10.6 million, or 681.2%.
Cost of 3D Printers was $10.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $9.9 million was due to 6 3D Printers sold in the three months ended March 31, 2022 compared to zero 3D Printers sold in the three months ended March 31, 2021. For the three months ended March 31, 2022, cost of 3D Printers per unit increased compared to the prior quarter in 2021, due to higher material, labor and factory overhead costs associated with higher production volumes.
Cost of Recurring Payment was $0.7 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. This increase of $0.5 million was due to an increase in depreciation of the equipment on lease and allocable Cost of Support Services as a result of more 3D Printers in service in 2022 compared to 2021.
Cost of Support Services was $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. This increase of $0.2 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2022 as compared to 2021.
Cost of revenue as a percentage of revenue was 99.9% and 133.3%, for the three months ended March 31, 2022 and 2021, respectively. This was primarily due to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2022 as compared to 2021.
Gross Profit and Gross Margin
Total gross profit (loss) was less than $0.1 million and $(0.4) million, for the three months ended March 31, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was 0.0% and (33.3%), for the three months ended March 31, 2022 and 2021, respectively. The low gross profit was primarily attributable to six 3D printer system sales, offset by the impact of launch customer pricing for Sapphire® XC, the higher material costs, and labor and overhead for these systems for the three months ended March 31, 2022 as compared to zero sales for the three months ended March 31, 2021.
Our gross profit and gross margin are influenced by a number of factors, including:
•New product introduction pricing strategies and market conditions that may impact our pricing;
•     Production volumes that may impact factory overhead absorption; and

•     Cost of our Support Services and product support may be influenced by product mix changes, including new product introductions, and other factors.
Research and Development Expenses
Research and development expenses were $12.9 million and $4.7 million, for the three months ended March 31, 2022 and 2021, respectively, an increase of $8.2 million. The research and development expenses have increased due to the development of the Sapphire® XC system.
The increases in research and development expenses in 2022 were related to a $2.5 million increase in components design and engineering testing and validation for the Sapphire® XC large format AM system, a $2.2 million increase for additional headcount, salaries and employee-related expenses, a $2.4 million increase in stock-based compensation and a $1.1 million increase in product development expenses for new parts for the Sapphire® family of systems.
We expect research and development costs to begin to stabilize over time as our Sapphire® systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions. In the near term, we expect a slight increase to be driven by research and development expenses for the product development of the Sapphire® XC system.
Selling and Marketing Expenses
Selling and marketing expenses were $6.0 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $4.0 million. This increase was attributable to a $1.7 million increase for additional headcount, salaries and employee-related expenses, a $1.0 million increase in stock-based compensation, a $0.5 million increase in trade show expense and a $0.8 million increase in new marketing initiatives and branding expenses.
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
General and Administrative Expenses
General and administrative expenses were $9.3 million and $4.8 million, for the three months ended March 31, 2022 and 2021, respectively, an increase of $4.5 million. The increase was attributable to a $4.0 million increase for additional headcount, salaries and employee-related benefits, a $1.2 million increase in stock-based compensation, a $1.5 million increase in public company related expenses in advisory, legal and accounting fees and insurance, and offset by $1.9 million less Merger related expenses and $0.3 million reduction in general and administrative expenses.
We expect general and administrative expenses to slightly increase as a result of the expected increase in the scale of our operations and the increased costs of operating as a public company.
Interest Expense
Interest expense was less than $0.1 million for both the three months ended March 31, 2022 and 2021, respectively.

(Loss)/gain on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $6.0 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and was related to the non-cash fair value change of the warrant liabilities.
(Loss)/gain on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $31.2 million for the three months ended March 31, 2022 and was related to the non-cash fair value change of the contingent earnout liabilities.
Other Income (Expense), Net
Other income (expense), net was $0.2 million and less than $(0.1) million, for the three months ended March 31, 2022 and 2021, respectively. Interest income earned from available-for-sale investments was immaterial for the three months ended March 31, 2022.
Income Taxes
No provision for federal and state income taxes was recorded because we incurred losses for both the three months ended March 31, 2022 and 2021 and maintained a full valuation allowance on the deferred tax assets as of March 31, 2022 and December 31, 2021.
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
Liquidity and Capital Resources
As of March 31, 2022, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing, which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $65.3 million and $13.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had $186.2 million and $223.1 million in cash and cash equivalents and short-term investments, respectively, and an accumulated deficit of $295.2 million and $229.9 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods and services delivered previously. Certain Sapphire® and Sapphire® XC purchase orders for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered over the next two quarters of 2022.
We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so.

Term Loan
In May 2021, we entered into a third amended and restated loan and security agreement and a mezzanine loan and security agreement providing for certain debt facilities comprised of a $35.0 million term loan, a $10.0 million revolving credit line and a $8.5 million secured equipment loan facility. For more information, see Note 15, Long-Term Debt in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% of Prime plus 2.50% and a term of 10 months. The outstanding balance on the revolver as of March 31, 2022 was $3.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
Equipment Loans Secured by Leased Equipment
The equipment loan secured by leased equipment has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of March 31, 2022, we had $4.6 million outstanding on the equipment loan. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
Facilities Expansion
As of March 31, 2022, we have invested $8.2 million into lab equipment and leasehold improvements for our Sapphire® XC manufacturing facility. We will invest an additional $2.0 million to $3.0 million in factory equipment and leasehold improvements to complete the Sapphire® XC system manufacturing facility by the first half of 2022.
Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021
	(In thousands)
Net cash used in operating activities	$(30,107)	$(2,642)	$(27,465)
Net cash used in investing activities	$(72,709)	$(3,446)	$(69,263)
Net cash (used in) / provided by financing activities	$(367)	$6,447	$(6,814)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $30.1 million, consisting primarily of a net loss of $65.3 million and a decrease in net operating assets of $8.0 million, primarily comprised of increases in prepaid expenses of $5.0 million related to insurance and vendor prepayments, increases in accounts receivable of $2.6 million due to timing of customer payments, increases in accrued expenses and other current liabilities of $2.7 million, increases in accounts payable of $1.9 million, offset by decreases in inventories of $16.3 million for Sapphire® and Sapphire® XC system production and decreases in contract liabilities of $2.9 million and decreases in other net operating assets of $1.0 million. The noncash charges of $43.2 million primarily consisted of the change in fair value related to the warrants of $6.0 million, change in fair value related to the contingent earnout liabilities of $31.2 million and depreciation and amortization and stock-based compensation expense.
Net cash used in operating activities for the three months ended March 31, 2021 was $2.6 million, consisting primarily of net loss of $13.5 million and an increase in net operating assets of $8.7 million, primarily due to decreases in contract liabilities of $6.2 million, decreases in accounts payable of $2.9 million, increases in contract assets for committed orders of $2.5 million, increases in other net operating assets of $ 1.9 million, and offset by decreases in accounts receivable of $4.8 million. The noncash charges of $2.2 million primarily consisted of the change in fair value related to the warrants of $1.5 million, depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to increase in the remainder of 2022 driven by working capital requirements and operating expenses as we significantly increase the scale of our operations.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $72.7 million, consisting of property and equipment purchases of $4.1 million, production of equipment for lease to customers of $1.7 million and purchases of available-for-sale investments of $66.9 million.
Net cash used in investing activities during the three months ended March 31, 2021 was $3.4 million, consisting of property and equipment purchases of $0.1 million and production of equipment for the equipment on lease, net of $3.3 million.
We expect our capital expenditures, excluding purchases of available-for-sale investments to increase slightly in the remainder of 2022 as we expand existing operations, and complete the build out of our new manufacturing facility.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $0.4 million, consisting of financing activities resulting primarily from $0.2 million of proceeds from the issuance of common stock upon exercise of stock options. This was offset by repayments of $0.5 million for equipment loans.
Net cash provided by financing activities during the three months ended March 31, 2021 was $6.4 million, consisting of financing activities resulting primarily from the proceeds from the issuance of convertible notes of $5.0 million, proceeds from the issuance of debt of $2.4 million, and proceeds from the issuance of common stock upon exercise of stock options of $0.1 million, offset by repayment of debt of $1.0 million.
We expect to provide cash by financing activities by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.”
Off-Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements in this Quarterly Report.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements of Velo3D included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2022 and 2021.
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
Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our condensed consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our condensed consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the condensed consolidated financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue - Variable Consideration
The sales of 3D Printer systems under certain contracts may include variable consideration such that the Company is entitled to a rate per print hour used on the 3D Printer systems. The Company makes certain estimates in calculating the variable consideration, including amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical customer usage and collection patterns to estimate variable consideration.
The Company intends to update its estimates of variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures

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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:
• We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.
• We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases; and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
• We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:
◦ user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
◦ program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
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
During the three months ended March 31, 2022, we have engaged an IT consulting firm to address the IT general controls that impact financial reporting. The material weaknesses will not be considered remediated until our management completes the design and implementation of the measures described above and our controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
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
•We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
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
We experienced net losses in each year from our inception, including net losses of $65.3 million and $13.5 million for the three months ended March 31, 2022 and 2021, respectively, and net losses of $107.1 million and $21.8 million for the years ended December 31, 2021 and 2020, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our R&D efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.
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
We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. A majority of our revenue was generated by sales to our top three customers. We anticipate that a significant portion of our revenue will continue to be derived from sales through these customers in the foreseeable future. We have had a diverse number of customers for our 3D Printer sales. We continue to diversify our customer base. SpaceX is our largest customer and it accounts for a significant amount of our revenue.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, and the COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
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

As we expand the scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes also may apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our condensed consolidated financial statements.
We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
Our management has significant requirements for financial reporting and internal control over financial reporting as a public company. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain adequate internal control over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements or omissions in our condensed consolidated financial statements, which could harm our operating results.
In addition, we will be required, pursuant to the rules and regulations of the SEC to furnish a report by management on the effectiveness of our internal control over financial reporting. However, for the year ended December 31, 2021, we excluded management's report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2021 pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. Assessing and maintaining adequate internal control over financial reporting may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal control over financial reporting in a timely manner, or if we identify one or more material weaknesses, our independent registered public accounting firm may not be able to attest that our internal control over financial reporting is effective.
Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable NYSE listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our condensed consolidated financial statements. Confidence in the reliability of our condensed consolidated financial statements also could suffer if we and our independent registered public accounting firm continue to report material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our securities.
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
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our condensed consolidated financial statements. Specifically, we did not design and maintain effective:
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
These IT deficiencies did not result in a misstatement to the condensed consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all condensed consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies and treatment are being subjected to heightened scrutiny by regulators and the public. Further, accounting rules and regulations as well as their interpretations are continually changing in ways that could materially impact our condensed consolidated financial statements.
We cannot predict the impact of future changes to accounting principles or interpretations thereof or our accounting policies on our condensed consolidated financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change.

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
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of March 31, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our condensed consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
First Loan Modification Agreement

On May 13, 2022, we entered into a first loan modification agreement that made certain modifications to our third amended and restated loan and security agreement. In particular, the first loan modification agreement extended the maturity date of our revolving line of credit from May 14, 2022 to June 13, 2022, and included a limited waiver of a default related to our failure to maintain revenue of at least $25 million for the six month period ending March 31, 2022. The other material terms of the third amended and restated loan and security agreement remain unchanged. The foregoing description of the first loan modification agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the first loan modification agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1	First Loan Modification Agreement by and between Silicon Valley Bank and Velo3D US, Inc., dated May 13, 2022
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 16th day of May, 2022.

VELO3D, INC.

Date: May 16, 2022	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer