Form 10-Q
period 2022-06-30
Velo3D, Inc.
filed 2022-08-12
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of August 5, 2022, the registrant had 184,964,259 shares of common stock, $0.00001 per share outstanding.

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
•our financial performance;
•the effect of the ongoing COVID-19 pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,509	$207,602
Short-term investments	98,287	15,483
Accounts receivable, net	11,817	12,778
Inventories	61,909	22,479
Contract assets	405	274
Prepaid expenses and other current assets	6,695	9,458
Total current assets	222,622	268,074
Property and equipment, net	17,717	10,046
Equipment on lease, net	8,128	8,366
Other assets	14,948	16,231
Total assets	$263,415	$302,717
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,744	$9,882
Accrued expenses and other current liabilities	16,485	9,414
Debt – current portion	5,119	5,114
Contract liabilities	16,175	22,252
Total current liabilities	53,523	46,662
Long-term debt – less current portion	1,889	2,956
Contingent earnout liabilities	12,493	111,487
Warrant liabilities	4,053	21,705
Other noncurrent liabilities	8,874	9,492
Total liabilities	80,832	192,302
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, 184,909,608 and 183,232,494 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	350,797	340,294
Accumulated other comprehensive loss	(957)	(14)
Accumulated deficit	(167,259)	(229,867)
Total stockholders’ equity	182,583	110,415
Total liabilities and stockholders’ equity	$263,415	$302,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
3D Printer	$17,615	$6,079	$27,799	$6,313
Recurring payment	934	372	1,859	635
Support services	1,095	695	2,204	1,370
Total Revenue	19,644	7,146	31,862	8,318
Cost of revenue
3D Printer	15,633	3,899	26,112	4,482
Recurring payment	685	257	1,403	444
Support services	2,094	806	3,100	1,598
Total cost of revenue	18,412	4,962	30,615	6,524
Gross profit	1,232	2,184	1,247	1,794
Operating expenses
Research and development	12,965	6,399	25,880	11,094
Selling and marketing	6,249	2,337	12,232	4,360
General and administrative	8,259	5,218	17,549	10,004
Total operating expenses	27,473	13,954	55,661	25,458
Loss from operations	(26,241)	(11,770)	(54,414)	(23,664)
Interest expense	(92)	(524)	(233)	(644)
Gain (loss) on fair value of warrants	23,665	(227)	17,651	(1,741)
Gain on fair value of contingent earnout liabilities	130,227	—	98,995	—
Other income (expense), net	391	(17)	609	(37)
Income (loss) before provision for income taxes	127,950	(12,538)	62,608	(26,086)
Provision for income taxes	—	—	—	—
Net income (loss)	$127,950	$(12,538)	$62,608	$(26,086)

Net income (loss) per share:
Basic	$0.69	$(0.78)	$0.34	$(1.62)
Diluted	$0.63	$(0.78)	$0.31	$(1.62)

Shares used in computing net income (loss) per share:
Basic	184,282,194	16,150,202	183,892,304	16,085,750
Diluted	202,326,053	16,150,202	203,026,468	16,085,750

Net income (loss)	$127,950	$(12,538)	$62,608	$(26,086)
Net unrealized holding loss on available-for-sale investments	(335)	—	(943)	—
Total comprehensive income (loss)	$127,615	$(12,538)	$61,665	$(26,086)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$62,608	$(26,086)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,108	692
Stock-based compensation	9,933	1,075
(Gain) Loss on fair value of warrants	(17,651)	1,741
(Gain) on fair value of contingent earnout liabilities	(98,995)	—
Changes in assets and liabilities
Accounts receivable	961	(2,648)
Inventories	(34,826)	(1,279)
Contract assets	(131)	2,873
Prepaid expenses and other current assets	7,049	(1,748)
Other assets	1,283	(2,156)
Accounts payable	(415)	5,296
Accrued expenses and other liabilities	5,977	779
Contract liabilities	(6,077)	7,190
Other noncurrent liabilities	(617)	1,249
Net cash used in operating activities	(68,793)	(13,022)
Cash flows from investing activities
Purchase of property and equipment	(8,578)	(601)
Production of equipment for lease to customers	(2,563)	(5,044)
Purchases of available-for-sale investments	(87,655)	—
Proceeds from maturity of available-for-sale investments	4,000	—
Net cash used in investing activities	(94,796)	(5,645)
Cash flows from financing activities
Proceeds from loan issuance	—	14,339
Repayment of term loan	—	(4,888)
Proceeds from convertible notes	—	5,000
Proceeds from equipment loans	—	3,200
Repayment of equipment loans	(1,067)	(1,636)
Issuance of common stock upon exercise of stock options	570	283
Net cash (used in) provided by financing activities	(497)	16,298
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net change in cash and cash equivalents	(164,093)	(2,369)
Cash and cash equivalents and restricted cash at beginning of period	208,402	15,517
Cash and cash equivalents and restricted cash at end of period	$44,309	$13,148

Supplemental disclosure of cash flow information
Cash paid for interest	$152	$280

Supplemental disclosure of non-cash information
Issuance of common stock warrants in connection with financing	$—	$134
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	June 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$43,509	$13,148
Restricted cash (Other assets)	800	—
Total cash and cash equivalents and restricted cash	$44,309	$13,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	117,734,383	$123,704	16,042,945	$1	$15,376	$—	$(136,324)	$(120,947)
Issuance of common stock upon exercise of stock options	—	$—	125,633	$—	$244	$—	$—	$244
Issuance of common stock warrants in connection with financing	—	$—	—	$—	$66	$—	$—	$66
Stock-based compensation	—	$—	—	$—	$760	$—	$—	$760
Net loss	—	$—	—	$—	$—	$—	$(12,538)	$(12,538)
Balance as of June 30, 2021	117,734,383	123,704	16,168,578	1	16,446	—	(148,862)	(132,415)

Balance as of March 31, 2022	—	$—	183,557,946	$2	$345,418	$(608)	$(295,209)	$49,603
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	$—	1,221,179	$—	$403	$—	$—	$403
Stock-based compensation	—	$—	130,483	$—	$4,976	$—	$—	$4,976
Net income	—	$—	—	$—	$—	$—	$127,950	$127,950
Other comprehensive loss	—	$—	—	$—	$—	$(349)	$—	$(349)
Balance as of June 30, 2022	—	—	184,909,608	2	350,797	(957)	(167,259)	182,583

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	$—	$(122,776)	$(107,821)
Issuance of common stock upon exercise of stock options	—	—	165,020	—	283	—	—	283
Issuance of common stock warrants in connection with financing	—	—	—	—	134	—	—	134
Stock-based compensation	—	—	—	—	1,075	—	—	1,075
Net loss	—	—	—	—	—	—	(26,086)	(26,086)
Balance as of June 30, 2021	117,734,383	$123,704	16,168,578	$1	$16,446	$—	$(148,862)	$(132,415)

Balance as of December 31, 2021	—	$—	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	1,546,631	—	570	—	—	$570
Stock-based compensation	—	—	130,483	—	9,933	—	—	$9,933
Net income	—	—	—	—	—	—	62,608	$62,608
Other comprehensive loss	—	—	—	—	—	(943)	—	(943)
Balance as of June 30, 2022	—	$—	184,909,608	$2	$350,797	$(957)	$(167,259)	$182,583
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
Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. On September 29, 2021, the Company consummated the Merger, which resulted in the Company receiving approximately $278.3 million in total net proceeds, including $155.0 million from the private placement of

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15,500,000 shares of common stock at $10.00 per share (the “PIPE Financing”). Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $167.3 million.
As of August 12, 2022, the issuance date of the unaudited condensed consolidated financial statements, the Company believes that the cash and cash equivalents on hand and cash the Company obtained from the Merger and the PIPE Financing, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months.
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2021 Form 10-K. During the six months ended June 30, 2022, there were no significant updates to the Company’s significant accounting policies other than as described below.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$127,950	$(12,538)	$62,608	$(26,086)

Denominator:
Basic weighted average shares outstanding	184,282,194	16,150,202	183,892,304	16,085,750
Effect of dilutive securities:
Common stock options	18,043,859	—	19,130,274	—
Restricted stock units	—	—	3,890	—
Diluted weighted average shares outstanding	202,326,053	16,150,202	203,026,468	16,085,750

Net income (loss) per share
Basic	$0.69	$(0.78)	$0.34	$(1.62)
Diluted	$0.63	$(0.78)	$0.31	$(1.62)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Redeemable convertible preferred stock	—	147,876,672	—	147,876,672
Convertible promissory note	—	6,756,757	—	6,756,757
Redeemable convertible preferred stock warrants	—	408,729	—	408,729
Common stock warrants	13,075,000	293,856	13,075,000	293,856
Restricted stock units	5,355,860	—	5,351,970	—
Common stock options	1,493,147	26,997,994	406,732	26,997,994
Total potentially dilutive common share equivalents	19,924,007	182,334,008	18,833,702	182,334,008
Total potentially dilutive common share equivalents for the three and six months ended June 30, 2022, excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$42,869	$—	$—	$42,869
U.S. Treasury securities (ii)	52,704	—	—	52,704
Corporate bonds (ii)	—	45,583	—	45,583
Total financial assets	$95,573	$45,583	$—	$141,156
Liabilities
Common stock warrant liabilities (Public) (iii)	$2,673	$—	$—	$2,673
Common stock warrant liabilities (Private Placement) (iii)	—	—	1,380	1,380
Contingent earnout liabilities	—	—	12,493	12,493
Total financial liabilities	$2,673	$—	$13,873	$16,546

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$207,471	$—	$—	$207,471
U.S. Treasury securities (ii)	8,141	—	—	8,141
Corporate bonds (ii)	—	7,342	—	7,342
Total financial assets	$215,612	$7,342	$—	$222,954
Liabilities
Common stock warrant liabilities (Public) (iii)	$14,318	$—	$—	$14,318
Common stock warrant liabilities (Private Placement) (iii)	—	—	7,387	7,387
Contingent earnout liabilities	—	—	111,487	111,487
Total financial liabilities	$14,318	$—	$118,874	$133,192
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.
The money market funds are classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any period presented.
As of June 30, 2022 and December 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a rollforward of the Level 3 assets and liabilities measured at fair value on a recurring basis:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	Contingent earnout liabilities
Three Months Ended June 30, 2022	(In thousands)
Fair value as of March 31, 2022	$—	$9,434	$142,719
Change in fair value		(8,054)	(130,226)
Fair value as of June 30, 2022	$—	$1,380	$12,493

Six months ended June 30, 2022
Fair value as of January 1, 2022	$—	$7,387	$111,488
Change in fair value	—	(6,007)	(98,995)
Fair value as of June 30, 2022	$—	$1,380	$12,493

Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$1,695	$—	$—
Change in fair value	227	—	—
Fair value as of June 30, 2021	$1,922	$—	$—

Six months ended June 30, 2021
Fair value as of January 1, 2021	$181	$—	$—
Change in fair value	1,741	—	—
Fair value as of June 30, 2021	$1,922	$—	$—
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

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$53,229	$—	$(525)	$52,704
Corporate bonds	46,015	—	(432)	45,583
Total available-for-sale investments	$99,244	$—	$(957)	$98,287

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$8,154	$—	$(13)	$8,141
Corporate bonds	7,343	1	(2)	7,342
Total available-for-sale investments	$15,497	$1	$(15)	$15,483
The following table presents the breakdown of the AFS investments in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$52,704	$525	$8,141	$13
Total	$52,704	$525	$8,141	$13

Corporate bonds
Less than 12 months	$45,583	$432	$5,640	$2
Total	$45,583	$432	$5,640	$2
The Company does not believe these AFS investments to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021.
There were no realized gains or losses on AFS investments during the three and six months ended June 30, 2022 and June 30, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All remaining contractual maturities of AFS investments held at June 30, 2022 are as follows:

	Less than 12 months
	Fair value	Gross unrealized losses
	(In thousands)
Corporate bonds	$45,583	$(432)
U.S. Treasury securities	52,704	(525)
Total	$98,287	$(957)
There were no AFS investments with maturities greater than 12 months at June 30, 2022. Actual maturities may differ from the contractual maturities because the Company may sell these investments prematurely.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Trade Receivables	$11,884	$12,845
Less: Allowances for Doubtful Accounts	(67)	(67)
Total	$11,817	$12,778
Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Raw materials	$44,682	$16,594
Work-in-progress	17,227	5,885
Total	$61,909	$22,479
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Prepaid insurance and other	$2,320	$5,326
Vendor prepayments	4,375	4,132
Total	$6,695	$9,458

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Computers and software	$1,848	$1,397
R&D lab equipment	6,079	2,283
Equipment and other	114	—
Furniture and fixtures	95	88
Leasehold improvements	13,635	2,771
Construction in progress	—	6,273
Total property, plant and equipment	21,771	12,812
Less accumulated depreciation and amortization	(4,054)	(2,766)
Property, plant and equipment, net	$17,717	$10,046
Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.7 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.2 million and $0.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Accrued expenses	$7,586	$3,015
Accrued salaries and benefits	6,289	4,143
Lease liability – current portion	2,610	2,256
Total Accrued expenses and other current liabilities	$16,485	$9,414
Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Lease liabilities - noncurrent portion	$7,891	$9,184
Other noncurrent liabilities	983	308
Total other noncurrent liabilities	$8,874	$9,492
Please refer to Note 10, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $1.2 million as of June 30, 2022. The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $0.9 million as of December 31, 2021.
Total lease revenue earned for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.2 million, respectively. Total lease revenue earned for the six months ended June 30, 2022 and 2021 was $1.7 million and $0.6 million, respectively. The total depreciation expense was $0.5 million and $0.1 million included in cost of revenue for the three months ended June 30, 2022 and 2021, respectively. The total depreciation expense was $0.9 million and $0.3 million included in cost of revenue for the six months ended June 30, 2022 and 2021, respectively.
During the three months ended June 30, 2022, the Company had two equipment on lease returned at the end of their operating lease terms and one system was sold through the exercise of the lease's purchase option. One returned equipment on lease was subsequently leased to another customer, and the other equipment on lease was converted to a demo unit at the Company’s European headquarters in Augsburg, Germany.
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
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$9,737	$11,073
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,576	$2,222
Noncurrent (Other noncurrent liabilities)	7,867	9,143
	10,443	11,365
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$34	$33
Noncurrent (Other noncurrent liabilities)	24	41
	$58	$74
Total lease liabilities	$10,501	$11,439
There were no impairments recorded related to these assets as of June 30, 2022 and December 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information about lease-related balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except years and percentages)
Operating lease expense	$717	$161	$1,434	$304
Financing lease expense	9	10	18	13
Short-term lease expense	68	10	167	25
Total lease expense	$794	$181	$1,619	$342
Cash paid for leases	$683	$465	$964	$628
Weighted – average remaining lease term – operating leases (years)	4.4	3.20	4.4	3.20
Weighted – average discount rate – operating leases	4.4%	4.4%	4.4%	4.4%
Maturity of operating lease liabilities as of June 30, 2022 are as follows:

(In thousands)
Remainder of 2022	$1,344
2023	2,708
2024	2,676
2025	2,232
2026	2,315
Thereafter	598
Total operating lease payments	$11,873
Less portion representing imputed interest	(1,430)
Total operating lease liabilities	$10,443
Less current portion	2,576
Long-term portion	$7,867
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Revolving credit line	$3,000	$3,000
Equipment loan	4,022	5,089
Deferred financing costs	(14)	(19)
Total	$7,008	$8,070
Debt – current portion	5,119	5,114
Long-term debt – less current portion	$1,889	$2,956
The Company’s banking arrangements include three facilities and a revolving credit line with its primary bank. For a full description of these banking arrangements, see Note 15, Long-Term Debt, in the audited consolidated financial statements included in the 2021 Form 10-K, and Note 16, Subsequent Events, to these condensed consolidated financial statements. These loans contain customary representations and warranties, reporting covenants, events of default and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance and furnishes audited financial statements no later than the date of delivery to the Board of Directors.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company amortizes deferred financing costs over the life of the borrowing. As of June 30, 2022 and December 31, 2021, the remaining unamortized balance of deferred financing costs was less than $0.1 million for both periods and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement, which included a $10.0 million revolving credit line and an $8.5 million secured equipment loan facility (see below).
In August 2021, the Company drew $3.0 million on the $10.0 million revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. The Company has $7.0 million of the revolving credit line undrawn as of June 30, 2022. The effective interest rate was 5.2% and 4.9% for the three and six months ended June 30, 2022, respectively. The loan fees were less than $0.1 million as of June 30, 2022.
Loan Modification Agreements - On May 13, 2022, the Company entered into a first loan modification agreement that made certain modifications to the third amended and restated loan and security agreement. In particular, the first loan modification agreement extended the maturity date of the revolving line of credit from May 14, 2022 to June 13, 2022, and included a limited waiver of a default related to the Company’s failure to maintain revenue of at least $25 million for the six month period ending March 31, 2022. The other material terms of the third amended and restated loan and security agreement remained unchanged.
On June 13, 2022, the Company entered into a second loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, as amended. In particular, the second loan modification agreement extended the maturity date of the revolving line of credit from June 13, 2022 to July 14, 2022. The other material terms of the third amended and restated loan and security agreement remained unchanged.
Subsequent to June 30, 2022, the third amended and restated loan and agreement was further amended on July 11, 2022 pursuant to a third loan modification agreement and on July 25, 2022 pursuant to a joinder and fourth loan modification agreement. Following these further amendments, among other things, the maturity date of the Company’s revolving line of credit has been extended to December 31, 2024. See Note 16, Subsequent Events.
Equipment Loan — On December 17, 2020, the Company executed the second amended and restated loan and security agreement, which included an equipment loan facility for up to $8.5 million secured by the equipment leased to customers. The facility has a variable interest rate of the greater of Prime rate or 3.25%.
During the year ended December 31, 2021, the Company executed seven additional advances on the facility for $5.6 million secured by equipment leased to customers. For the six months ended June 30, 2022, $1.1 million in principal payments were paid. As of June 30, 2022, the outstanding balance was $4.0 million. As of June 30, 2022, the deferred loans fees associated with the debt issuance was less than $0.1 million. The effective interest rate was 3.9% and 3.2% for the three months ended June 30, 2022 and 2021, respectively, and 3.5% and 3.2% for the six months ended June 30, 2022 and 2021, respectively.
The future minimum aggregate payments for the above borrowings are as follows as of June 30, 2022:

(In thousands)
Less than 1 year	$5,119
1-3 years	1,889
$7,008
On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement to the third amended and restated loan and security agreement, which, among other things, established a secured equipment loan facility of up to $15.0 million available through December 31, 2023. See Note 16, Subsequent Events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	June 30,	December 31,
	2022	2021
	(share data)
Common stock warrants	13,075,000	13,075,000
Restricted stock units issued and outstanding	5,355,860	4,041,346
Stock options issued and outstanding	19,537,006	21,191,226
Shares available for future grant under 2021 Equity Incentive Plan	25,288,973	17,533,471
Reserved for employee stock purchase plan	5,495,601	3,663,277
Total shares of common stock reserved	68,752,440	59,504,320

The shares available for future grant under the Company’s 2021 Equity Incentive Plan include un-exercised stock options (vested and unvested) and unvested restricted stock units (RSUs) as of June 30, 2022 and December 31, 2021.
Warrant liabilities
Warrants for common stock of 13,075,000 were exercisable 1-to-1 as of June 30, 2022 and December 31, 2021. Warrants - Common Stock are equity classified and recorded at fair value on the issue date without further remeasurement. Private Placement Warrants and Public Warrants on common stock (as defined below) are liability

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	June 30, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on June 30, 2022
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	1,380
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	2,673
			13,075,000			$4,053

	December 31, 2021
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2021
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	7,387
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	14,318
			13,075,000			$21,705
Private Placement Warrants - Common Stock
Concurrently with JAWS Spitfire’s initial public offering (“IPO”), 4,450,000 warrants (the “Private Placement Warrants”) were issued to Spitfire Sponsor LLC (the “Sponsor”) at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of June 30, 2022, the number of Private Placement Warrants issued was 4,450,000.
Public Warrants - Common Stock
In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant (the “Public Warrants”). Each Public Warrant is exercisable to purchase shares of common stock at $11.50 per share. As of June 30, 2022, the number of Public Warrants issued was 8,625,000.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Private Placement Warrant and Public Warrant Liabilities - Common Stock
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization, in the audited consolidated financial statements included in the 2021 Form 10-K for further discussion. The liability for private placement and public warrants on common stock carried at fair value was as follows:

Six Months Ended June 30,
2022
(In thousands)
Beginning Balance	$21,704
Gain on fair value of warrants	(17,651)
Ending Balance	$4,053
The liability associated with the Private Placement Warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and six months ended June 30, 2022.
As of June 30, 2022, the fair value of the common stock warrant liabilities were estimated using the Monte-Carlo simulation. The fair value of the common stock warrants takes into account the traded stock price as the valuation date used as the underlying stock input, the contract terms, as well as multiple unobservable inputs such as risk-free interest rates, and expected volatility.
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrants and public common stock warrant liability were as follows:

	As of June 30, 2022	As of December 31, 2021
Current stock price	$1.38	$7.81
Expected volatility	91.0%	40.5%
Risk-free interest rate	3.0%	1.2%
Dividend rate	—%	—%
Expected Term (years)	4.25	4.75
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
The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows:

Six Months Ended June 30,
2021

Beginning Balance	$181
Change in fair value (Other income (expense), net)	1,741
Ending Balance	$1,922
Contingent Earnout Liabilities
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of common stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). See Note 18, Equity Incentive Plans & Stock-Based Compensation, in the audited consolidated financial statements included in the 2021 Form 10-K for further discussion on the contingent earnout liability.
The change in fair value of contingent earnout liabilities are recognized in the condensed consolidated statement of operations. The rollforward for the contingent earnout liabilities was as follows:

Six Months ended June 30,
2022

Beginning Balance	$111,488
Gain on fair value of contingent earnout liabilities	(98,995)
Ending Balance	$12,493
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of June 30, 2022	As of December 31, 2021
Current stock price	$1.38	$7.81
Expected volatility	85.7%	52.5%
Risk-free interest rate	3.0%	1.2%
Dividend yield	—%	—%
Expected Term (years)	4.25	4.75
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the historical traded prices of the Guideline Public Comparables (“GPC”) are relied upon to calculate an estimate of volatility for the Company. Volatility for each comparable is calculated as the annualized standard deviation of continuously compounded returns. The

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
selected GPC have been identified as comparables as they operate in a similar industry to that of Velo3D. Additionally, the Company’s trading volatility was considered for the three months ended June 30, 2022, with a 25% weighting as there is limited trading data available as of the valuation date. A blended weighting of the three different volatility scenarios is utilized to arrive at the conclusion. The Company intends to reevaluate this assumption in subsequent quarters.
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
In 2021, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. The Company initially reserved 42,766,043 shares of its common stock for issuance under the 2021 EIP. In March 2022, pursuant to the evergreen provisions of the 2021 EIP, the Company registered an additional 9,161,624 shares of common stock for issuance under the 2021 EIP.
As of June 30, 2022, the Company has an allocated reserve of 51,927,667 shares of its common stock for issuance under the 2021 EIP.
In addition, in 2021, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 3,663,277 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 1,832,324 shares of common stock for issuance under the 2021 ESPP.
As of June 30, 2022, the Company has an allocated reserve of 5,495,601 shares of its common stock for issuance under the 2021 ESPP. As of June 30, 2022, the Company had not begun any offering periods for the 2021 ESPP.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	967	$6.63
Exercised	(165)	$1.72
Forfeited or expired	(271)	$0.40
Outstanding as of June 30, 2021	22,002	$0.59	8.7
Options vested and expected to vest as of June 30, 2021	22,002	$0.59
Vested and exercisable as of June 30, 2021	5,948	$0.63

Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(1,547)	$0.36
Forfeited or expired	(107)	$5.67
Outstanding as of June 30, 2022	19,537	$0.57	7.4
Options vested and expected to vest as of June 30, 2022	19,537	$0.57
Vested and exercisable as of June 30, 2022	10,345	$0.66
The aggregate intrinsic value of options outstanding was $20.1 million and $153.2 million, respectively, as of June 30, 2022 and December 31, 2021. Intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was$5.0 million and $0.2 million, respectively. The weighted-average grant date fair value of options granted in the six months ended June 30, 2022 and 2021 was $1.83 per share and $2.91 per share, respectively. The total grant date fair value of options vested was $1.1 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, total unrecognized compensation cost related to options was $2.3 million related to 9.2 million unvested options and is expected to be recognized over a weighted-average period of 1.8 years.
For the six months ended June 30, 2021, the Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Velo3D common stock underlying the stock options had historically been determined by the Legacy Velo3D board of directors, as there was no public market for Legacy Velo3D’s common stock prior to Merger closing. Therefore, the Legacy Velo3D board of directors had determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
preferred stock and common stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
For the six months ended June 30, 2022, there were no options granted. The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted were as follows:

Six months ended June 30,
2021
Expected volatility	60%
Risk-free interest rate	0.9% -1.0%
Dividend yield	—%
Expected term (in years)	5.71
Discount for Lack of Marketability	23.5%
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
Discount for Lack of Marketability ("DLOM"): The DLOM is meant to account for the lack of marketability of stock that was not publicly traded and therefore does not apply for the three and six months ended June 30, 2022.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.
The following table summarizes outstanding and expected to vest RSUs as of June 30, 2022 and their activity during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$31,563
Granted	1,489	4.87	7,334
Released	(130)	7.21	789
Cancelled	(44)	7.26	259
Balance as of June 30, 2022	5,356	$6.60	$7,391
Expected to vest as of June 30, 2022	5,356	$6.60	$7,391
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of June 30, 2022, there was $31.0 million of unrecognized compensation cost related to 5.4 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Restricted stock units	$2,550	$—	$4,990	$—
Stock options	484	760	1,059	1,075
Earnout shares - employees	1,942	—	3,884	—
	$4,976	$760	$9,933	$1,075

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following sets forth the total stock-based compensation expense for the stock options included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$2,488	$222	$5,079	$387
Selling and marketing	1,142	109	2,255	174
General and administrative	1,346	429	2,599	514
	$4,976	$760	$9,933	$1,075
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and six months ended June 30, 2022 and 2021 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of June 30, 2022 and December 31, 2021, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Purchase commitments (purchase orders) of $53.2 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the second half of 2022.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company has paid all matching contributions as of June 30, 2022. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
	(as a percentage)
Customer 1	22.7%	<10%	39.1%	16.3%	<10%	71.2%
Customer 2	28.6%	24.0%	17.9%	21.1%	22.2%	16.0%
Customer 3	<10%	21.1%	<10%	18.2%	14.6%	<10%
Customer 4	12.5%	<10%	<10%	<10%	<10%	—%
Customer 5	<10%	—%	<10%	—%	21.1%	—%
Customer 6	<10%	—%	<10%	—%	15.4%	—%
Customer 7	13.8%	—%	<10%	—%	<10%	—%
Customer 8	<10%	19.5%	<10%	16.8%	<10%	<10%
Customer 9	<10%	16.9%	<10%	14.5%	<10%	<10%
Revenue by Geographic Area
The Company currently sells its products in the Americas and other locations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Americas	$19,555	$7,105	$31,659	$8,246
Other	89	41	203	72
Total	$19,644	$7,146	$31,862	$8,318
Contract Assets and Liabilities
The amount of revenue recognized during the three and six months ended June 30, 2022 included in contract liabilities as of December 31, 2021 was $0.8 million and $1.6 million, respectively. The amount of revenue recognized during the three and six months ended June 30, 2021 included in contract liabilities as of December 31, 2020 was $0.2 million and $0.5 million, respectively. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Note 16. Subsequent Events
On July 11, 2022, the Company entered into a third loan modification agreement to its third amended and restated loan and security agreement, as amended. In particular, the third loan modification agreement extended the

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
maturity date of the Company’s revolving line of credit to September 11, 2022. The other material terms of the third amended and restated loan and security agreement remained unchanged.
On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement that made certain modifications to its third amended and restated loan and security agreement, as amended. The joinder and fourth loan modification agreement, among other things, amended the third amended and restated loan and security agreement to (i) increase the amount of the revolving credit line to $30.0 million, (ii) extend the maturity date of the revolving credit line to December 31, 2024, and (iii) establish a secured equipment loan facility of up to $15.0 million available through December 31, 2023.
Interest on the outstanding balance of the revolving credit line is payable monthly at an annual rate of WSJ Prime plus 0.25% when the Company’s Adjusted Quick Ratio (“AQR”) is less than or equal to 1.50, and plus 0.75% when the Company’s AQR is greater than 1.50.
Under the secured equipment loan facility, Silicon Valley Bank, the Company’s primary lender, will advance up to $800,000 for every confirmed shipment of a metal additive 3D printer associated with an equipment lease contract with a minimum tenor of one year and at least $300,000 in annual revenue.
The third amended and restated loan and security agreement, as amended, contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default, and termination provisions. The financial covenants include requirements to maintain minimum liquidity (the sum of the Company’s cash, cash equivalents and availability under the revolving credit facility) of $20.0 million and minimum levels of quarterly revenue for the 2022 fiscal year.
In conjunction with the joinder and fourth loan modification agreement, the Company issued to Silicon Valley Bank a warrant to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share. The warrant is exercisable for a term of ten years and allows cashless exercise in whole or part.

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
We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business. During 2022, our business has continued to evolve based on new product introductions and changing customer demand trends, including significantly higher average selling prices driven by higher demand for our higher priced Sapphire® XC systems versus our Sapphire® systems, offset by lower unit growth, as well as a material shift in our customer mix toward existing customers versus new customers as recurring purchasing rates from our existing customers is significantly higher, in both cases, relative to our initial plan for fiscal 2022. We have determined to no longer report our Bookings, Total Shipments and New Customers (by shipments) and to report instead the dollar value of our Bookings and Backlog.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue ($ in millions)	$20	$7	$32	$8
Bookings ($ in millions)	$18	$6	$36	$16
Backlog ($ in millions)	$55	$28	$55	$28
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended June 30, 2022 and 2021, sales to the top three customers accounted for 65.1% and 64.7%, respectively. Of the top three customers for the three months ended June 30, 2022, two customers were different from the top three customers for the comparable period in 2021. For the six months ended June 30, 2022 and 2021, sales to the top three customers accounted for 65.6% and 56.0% of our revenue, respectively. Of the top three customers for the six months ended June 30, 2022, two customers were different from the top three customers for the comparable period in 2021. While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Business - Risks Related to Our Financial Position and Need for Additional Capital - We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in this Quarterly Report and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties, in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Impact of COVID-19 and Other World Events
We continue to operate our business through the ongoing COVID-19 pandemic and have taken additional precautions to ensure the safety of our employees, customers, and vendors with which we operate. The impact of COVID-19 on our operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing. We continue to experience various supply chain constraints due to the pandemic, which could lead to delays in shipment of our products to our customers. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the ongoing COVID-19 pandemic, our operations will likely be adversely impacted.
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
In addition, the sales of 3D Printer systems under certain contracts may include variable consideration such that we are entitled to a rate per hour used on the 3D Printer systems. Sales with variable consideration represented a small percentage of revenue during the three and six months ended June 30, 2022 and none of our revenue during the three and six months ended June 30, 2021. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.
The Recurring Payment transactions, which are structured as operating leases, represented a small percentage of revenue during the three and six months ended June 30, 2022 and 2021. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized when the customer takes title to the product. Other revenue was not material for the three and six months ended June 30, 2022 and 2021.
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
Gain (Loss) on Fair Value of Warrants
Gain (loss) on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities, including liabilities related to the public warrants and private placement warrants, which are subject to remeasurement at each balance sheet date.
Gain (Loss) on Fair value of Contingent Earnout Liabilities
Gain (loss) on valuation of contingent earnout liabilities relates to the changes in fair value of the contingent earnout liabilities in connection with the Earnout Shares, which are subject to remeasurement at each balance sheet date.
Other Income (Expense), Net
Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2022 and December 31, 2021.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$17,615	$6,079	$11,536	189.8%
Recurring payment	934	372	562	151.1%
Support services	1,095	695	400	57.6%
Total Revenue	19,644	7,146	12,498	174.9%
Cost of revenue
3D Printer	15,633	3,899	11,734	300.9%
Recurring payment	685	257	428	166.5%
Support services	2,094	806	1,288	159.8%
Total cost of revenue	18,412	4,962	13,450	271.1%
Gross profit	1,232	2,184	(952)	(43.6)%
Operating expenses
Research and development	12,965	6,399	6,566	102.6%
Selling and marketing	6,249	2,337	3,912	167.4%
General and administrative	8,259	5,218	3,041	58.3%
Total operating expenses	27,473	13,954	13,519	96.9%
Loss from operations	(26,241)	(11,770)	(14,471)	122.9%
Interest expense	(92)	(524)	432	(82.4)%
Gain (loss) on fair value of warrants	23,665	(227)	23,892	(10525.1)%
Gain on fair value of contingent earnout liabilities	130,227	—	130,227	100.0%
Other income (expense), net	391	(17)	408	(2400.0)%
Gain (loss) before provision for income taxes	127,950	(12,538)	140,488	(1120.5)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$127,950	$(12,538)	$140,488	(1120.5)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2022		2021		Change	%
	(In thousands, except for percentages)
3D Printer sales	$17,615	89.6%	$6,079	85.1%	$11,536	189.8%
Recurring payment	934	4.8%	372	5.2%	562	151.1%
Support services	1,095	5.6%	695	9.7%	400	57.6%
Total Revenue	$19,644	100.0%	$7,146	100.0%	$12,498	174.9%
Total revenue for the three months ended June 30, 2022 and 2021 was $19.6 million and $7.1 million, respectively, an increase of $12.5 million, or 174.9%.
3D Printer sales were $17.6 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $11.5 million, which was primarily attributed to the launch of the Sapphire® XC system in late 2021 and the subsequent sales of these systems in 2022. The improvement in revenue was due to a mix of higher production volumes and our product mix between Sapphire® and Sapphire® XC systems, resulting in an increase in the average selling price and a sale of a lease Sapphire system.The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.9 million and $0.4 million, for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service generating Recurring Payment revenue as of June 30, 2022, compared systems to the number of 3D Printer systems in service as of June 30, 2021. During the three months ended June 30, 2022, one operating lease purchase option was exercised.
Our Support Service revenue was $1.1 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of June 30, 2022, compared to the number of 3D Printers in service as of June 30, 2021.
We expect the demand for the Sapphire® and Sapphire® XC to increase our revenue in the future. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of June 30, 2022, our backlog for firm orders was $55 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2022		2021
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$15,633	84.9%	$3,899	78.6%
Cost of Recurring Payment	685	3.7%	257	5.2%
Cost of Support Services	2,094	11.4%	806	16.2%
Total Cost of Revenue	$18,412	100.0%	$4,962	100.0%
Total cost of revenue for the three months ended June 30, 2022 and 2021 was $18.4 million and $5.0 million, respectively, an increase of $13.5 million, or 271%.
Cost of 3D Printers was $15.6 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $11.7 million was due to an increase in the number of 3D Printers sold in the three months ended June 30, 2022, compared to the number of 3D Printers sold in the three months ended June 30, 2021. For the three months ended June 30, 2022, cost of 3D Printers increased compared to the prior quarter in 2021, due to higher material, labor and factory overhead costs associated with a mix of higher production volumes and our product mix between the Sapphire® and Sapphire® XC systems.
Cost of Recurring Payment was $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $0.4 million was due to an increase in depreciation of the equipment on lease and the allocable Cost of Support Services as a result of more 3D Printers in service as of June 30, 2022, compared to June 30, 2021.
Cost of Support Services was $2.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $1.3 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service as of June 30, 2022, compared to June 30, 2021. In addition, field service engineering support cost has increased specifically with the ramp of the Sapphire® XC systems in the field and we expect this to decrease on a per unit basis as the Sapphire® XC system performance improves. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 93.7% and 69.4%, for the three months ended June 30, 2022 and 2021, respectively. This was primarily due to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs as a result of more 3D Printers in service as of June 30, 2022, compared to June 30, 2021.
Gross Profit and Gross Margin
Total gross profit was $1.2 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was 6.3% and 30.6%, for the three months ended June 30, 2022 and 2021, respectively. The lower gross profit for the three months ended June 30, 2022 was primarily attributable to the mix of Sapphire® and Sapphire® XC system sales, the impact of launch customer pricing for Sapphire® XC, and the higher material, labor and overhead costs for the increased number of systems sold during the three months ended June 30, 2022, as compared to sales for the three months ended June 30, 2021.
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
•     During the remainder of 2022, we expect our gross margin will continue to be impacted by ongoing supply chain challenges, which have increased our material costs and resulted in shipping delays.
Research and Development Expenses
Research and development expenses were $13.0 million and $6.4 million, for the three months ended June 30, 2022 and 2021, respectively, an increase of $6.6 million. The research and development expenses have increased due to the development of the Sapphire® XC system.
The increases in research and development expenses in 2022 were related to a $2.9 million increase for additional headcount, salaries and employee-related expenses, a $2.3 million increase in stock-based compensation, and a $1.7 million increase in product development expenses for new parts for the Sapphire® family of systems, offset by a $0.3 million decrease in components design and engineering testing and validation for the Sapphire® XC large format AM system.
We expect research and development costs to begin to stabilize over time as our Sapphire® systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions. In the near term, we expect a slight increase to be driven by research and development expenses for the product development of the Sapphire® XC system such as the launch of the Sapphire®1MZ XC system.
Selling and Marketing Expenses
Selling and marketing expenses were $6.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $3.9 million. This increase was attributable to a $2.2 million increase for additional headcount, salaries and employee-related expenses, a $1.0 million increase in stock-based compensation, a $0.4 million increase in trade show expense and a $0.3 million increase in new marketing initiatives and branding expenses.
We expect selling and marketing expenses to increase over time as we expand our headcount, initiate new marketing campaigns with the launch of the Sapphire® XC, travel for trade shows, focus on our European markets and increase attendance of additive manufacturing conferences to build product and market awareness.
General and Administrative Expenses
General and administrative expenses were $8.3 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $3.0 million. The increase was attributable to a $3.0 million increase for additional headcount, salaries and employee-related benefits, a $1.1 million increase in stock-based compensation, and a $1.3 million increase in general and administrative expenses, offset by a $0.8 million decrease in public company related expenses in advisory, legal and accounting fees and insurance, and a non-recurring $1.6 million decrease in Merger related expenses.
We expect general and administrative expenses to slightly increase as a result of the expected increase in the scale of our operations and the increased costs of operating as a public company.
Interest Expense
Interest expense was $0.1 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively.

Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain of $23.7 million for the three months ended June 30, 2022, and was related to the non-cash fair value change of the warrant liabilities driven by the impact of the change in the stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $130.2 million for the three months ended June 30, 2022 and was related to the non-cash fair value change of the contingent earnout liabilities driven by the impact of the change in the stock price.
Other Income (Expense), Net
Other income (expense), net was $0.4 million and less than $0.1 million, for the three months ended June 30, 2022 and 2021, respectively. Interest income earned from available-for-sale investments was $0.4 million for the three months ended June 30, 2022.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended June 30, 2022 and 2021, due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2022 and December 31, 2021.
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

Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021:
The following table summarizes our historical results of operations for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$27,799	$6,313	$21,486	340.3%
Recurring payment	1,859	635	1,224	192.8%
Support services	2,204	1,370	834	60.9%
Total Revenue	31,862	8,318	23,544	283.0%
Cost of revenue
3D Printer	26,112	4,482	$21,630	482.6%
Recurring payment	1,403	444	$959	216.0%
Support services	3,100	1,598	$1,502	94.0%
Total cost of revenue	30,615	6,524	24,091	369.3%
Gross profit	1,247	1,794	(547)	(30.5)%
Operating expenses
Research and development	25,880	11,094	14,786	133.3%
Selling and marketing	12,232	4,360	7,872	180.6%
General and administrative	17,549	10,004	7,545	75.4%
Total operating expenses	55,661	25,458	30,203	118.6%
Loss from operations	(54,414)	(23,664)	(30,750)	129.9%
Interest expense	(233)	(644)	411	(63.8)%
Gain (loss) on fair value of warrants	17,651	(1,741)	19,392	(1113.8)%
Gain on fair value of contingent earnout liabilities	98,995	—	98,995	100.0%
Other income (expense), net	609	(37)	646	(1745.9)%
Gain (loss) before provision for income taxes	62,608	(26,086)	88,694	(340.0)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$62,608	$(26,086)	$88,694	(340.0)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2022		2021		Change	%
	(In thousands, except for percentages)
3D Printer sales	$27,799	87.3%	$6,313	75.9%	$21,486	340.3%
Recurring payment	1,859	5.8%	635	7.6%	1,224	192.8%
Support services	2,204	6.9%	1,370	16.5%	834	60.9%
Total Revenue	$31,862	100.0%	$8,318	100.0%	$23,544	283.0%
Total revenue for the six months ended June 30, 2022 and 2021 was $31.9 million and $8.3 million, respectively, an increase of $23.6 million, or 283.0%.

3D Printer sales were $27.8 million and $6.3 million, respectively, for the six months ended June 30, 2022 and 2021, an increase of $21.5 million, which was primarily attributed to the launch of the Sapphire® XC system in late 2021 and the subsequent sales of these systems in 2022. The improvement in revenue was due to a mix of higher production volumes and our product mix between Sapphire® and Sapphire® XC systems, resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $1.9 million and $0.6 million, for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service generating Recurring Payment revenue as of June 30, 2022, compared to the number of 3D Printer systems in service as of June 30, 2021. During the six months ended June 30, 2022, one operating lease purchase option was exercised.
Our Support Service revenue was $2.2 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of June 30, 2022, compared to the number of 3D Printers in service as of June 30, 2021.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2022		2021
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$26,112	85.3%	$4,482	68.7%
Cost of Recurring Payment	1,403	4.6%	444	6.8%
Cost of Support Services	3,100	10.1%	1,598	24.5%
Total Cost of Revenue	$30,615	100.0%	$6,524	100.0%
Total cost of revenue for the six months ended June 30, 2022 and 2021 was $30.6 million and $6.5 million, respectively, an increase of $24.1 million, or 369%.
Cost of 3D Printers was $26.1 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $21.6 million was due to an increase in the number of 3D Printers sold in the six months ended June 30, 2022, compared to the number of 3D Printers sold in the six months ended June 30, 2021. For the six months ended June 30, 2022, cost of 3D Printers increased compared to the same period in 2021, primarily due to higher material, labor and factory overhead costs associated with a mix of higher production volumes and our product mix between the Sapphire® and Sapphire® XC systems.
Cost of Recurring Payment was $1.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $1.0 million was due to an increase in depreciation of the equipment on lease and the allocable Cost of Support Services as a result of more 3D Printers in service as of June 30, 2022, compared to June 30, 2021.
Cost of Support Services was $3.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $1.5 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service as of June 30, 2022, compared to June 30, 2021. In addition, field service engineering support cost has increased specifically with the ramp of the Sapphire® XC systems in the field. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 96.1% and 78.4%, for the six months ended June 30, 2022 and 2021, respectively. This was primarily due to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in as a result of more 3D Printers in service as of June 30, 2022, compared to June 30, 2021.
Gross Profit and Gross Margin
Total gross profit was $1.2 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was 3.9% and 21.6%, for the six months ended June 30, 2022 and 2021, respectively. The lower gross profit was primarily attributable to the mix of Sapphire® and Sapphire® XC system sales, the impact of launch customer pricing for Sapphire® XC, and the higher material costs, and labor and overhead for the increased number of systems sold during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Research and Development Expenses
Research and development expenses were $25.9 million and $11.1 million, for the six months ended June 30, 2022 and 2021, respectively, an increase of $$14.8 million. The research and development expenses have increased due to the development of the Sapphire® XC system.
The increases in research and development expenses in 2022 were related to a $1.4 million increase in components design and engineering testing and validation for the Sapphire® XC large format AM system, a $5.3 million increase for additional headcount, salaries and employee-related expenses, a $4.7 million increase in stock-based compensation and a $3.4 million increase in product development expenses for new parts for the Sapphire® family of systems.
Selling and Marketing Expenses
Selling and marketing expenses were $12.2 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $7.8 million. This increase was attributable to a $4.4 million increase for additional headcount, salaries and employee-related expenses, a $2.1 million increase in stock-based compensation, a $0.7 million increase in trade show expense and a $0.6 million increase in new marketing initiatives and branding expenses.
General and Administrative Expenses
General and administrative expenses were $17.5 million and $10.0 million, for the six months ended June 30, 2022 and 2021, respectively, an increase of $7.5 million. The increase was attributable to a $6.5 million increase for additional headcount, salaries and employee-related benefits, a $2.1 million increase in stock-based compensation, and a $3.1 million increase in general and administrative expenses, offset by a $0.6 million decrease in public company related expenses in advisory, legal and accounting fees and insurance, and a non-recurring $3.5 million decrease in Merger related expenses.
Interest Expense
Interest expense was $0.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain (loss) of $17.7 million and $(1.7) million for the six months ended June 30, 2022 and 2021, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the impact of the change in the stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $99.0 million for the six months ended June 30, 2022 and was related to the non-cash fair value change of the contingent earnout liabilities driven by the impact of the change in the stock price.
Other Income (Expense), Net
Other income (expense), net was $0.6 million and less than $(0.1) million, for the six months ended June 30, 2022 and 2021, respectively. Interest income earned from available-for-sale investments was $0.6 million for the six months ended June 30, 2022.

Income Taxes
No provision for federal and state income taxes was recorded for both the six months ended June 30, 2022 and 2021, due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2022 and December 31, 2021.
Liquidity and Capital Resources
As of June 30, 2022, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing, which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net income (loss) of $62.6 million and $(26.1) million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had $141.8 million and $223.1 million in cash and cash equivalents and short-term investments, respectively, and an accumulated deficit of $167.3 million and $229.9 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
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
We believe that our cash and cash equivalents on hand and the cash we obtained from the Merger and the PIPE Financing, together with cash we expect to generate from our future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, our ability to meet our cash requirements depends on, among other things, our operating performance, competitive and industry developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political and other factors, many of which we may not be able to control or influence. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.
Debt Facilities
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
Revolving Credit Line
In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% of Prime plus 2.50% and a term of 10 months. The outstanding balance on the revolver as of June 30, 2022 was $3.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
On July 25, 2022, we entered into a joinder and fourth loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, including (i) increasing the amount of the revolving credit line to $30.0 million, (ii) extending the maturity date of the revolving credit line to December 31, 2024, and (iii) establishing a secured equipment loan facility of up to $15.0 million available through December 31, 2023. For more information, see Note 16, Subsequent Events, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Equipment Loans Secured by Leased Equipment
The equipment loan secured by leased equipment has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of June 30, 2022, we had $4.0 million outstanding on the equipment loan. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
As discussed in more detail above, on July 25, 2022, we established an up to $15.0 million secured equipment loan facility.
Facilities Expansion
As of June 30, 2022, we have invested $12 million into lab equipment and leasehold improvements for our Sapphire® XC manufacturing facility. We expect to invest an additional $2.0 million to $3.0 million in factory equipment and leasehold improvements to complete the Sapphire® XC system manufacturing facility in the second half of 2022 depending on our operating performance, competitive and industry developments, and financial market conditions.
Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$68,793	$(13,022)	$81,815
Net cash used in investing activities	$(94,796)	$(5,645)	$(89,151)
Net cash (used in) provided by financing activities	$(497)	$16,298	$(16,795)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $68.8 million, consisting primarily of net income of $62.6 million and a decrease in net operating assets of $26.8 million, primarily comprised of an increase from prepaid expenses of $7.0 million related to insurance and vendor prepayments, an increase from accounts receivable of $1.0 million due to timing of customer payments, an increase in accrued expenses and other current liabilities of $6.0 million, and an increase from other net operating assets of $0.5 million, offset by a decrease from inventories of $34.8 million for Sapphire® and Sapphire® XC system production, a decrease from contract liabilities of $6.1 million, and a decrease from accounts payable of $0.4 million. The noncash charges of $104.6 million primarily consisted of the gain on fair value of warrants of $17.7 million and the gain on fair value of contingent earnout liabilities of $99.0 million, partially offset by depreciation and amortization and stock-based compensation expense.
Net cash used in operating activities for the six months ended June 30, 2021 was $13.0 million, consisting primarily of a net loss of $26.1 million and an increase in net operating assets of $9.6 million, primarily due to increases from contract liabilities of $7.2 million, increase from accounts payable of $5.3 million, increases in accrued expenses and other liabilities of 0.8 and increases from contract assets for committed orders of $2.9 million, offset by decreases from accounts receivable of $2.6 million, decreases from prepaid expenses of $1.7 million, and decreases from inventory of $1.3 million and a decrease from other net operating assets of $1.0 million. The noncash charges of $3.5 million primarily consisted of the loss on fair value of warrants of $1.7 million, depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to increase in the remainder of 2022 driven by working capital requirements and operating expenses as we significantly increase the scale of our operations.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $94.8 million, consisting of property and equipment purchases of $8.6 million, production of equipment for lease to customers of $2.6 million and purchases of available-for-sale investments of $87.7 million, partially offset by maturities of available-for-sale investment securities of $4.0 million.
Net cash used in investing activities during the six months ended June 30, 2021 was $5.6 million, consisting of property and equipment purchases of $0.6 million and production of equipment for the equipment on lease, net of $5.0 million.
We expect our capital expenditures, excluding purchases of available-for-sale investments, to increase slightly in the remainder of 2022 as we expand existing operations, and complete the build out of our new manufacturing facility.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $0.5 million, consisting of repayments of $1.1 million for equipment loans, partially offset by $0.6 million of proceeds from the issuance of common stock upon exercise of stock options.
Net cash provided by financing activities during the six months ended June 30, 2021 was $16.3 million, consisting of financing activities resulting primarily from the proceeds from the issuance of convertible notes of $5.0 million, proceeds from the term loan of $14.3 million, proceeds from equipment loans of $3.2 million, and proceeds from the issuance of common stock upon exercise of stock options of $0.3 million, partially offset by repayment of the term loan of $4.9 million and repayment of equipment loans of $1.6 million.
We expect to provide cash by financing activities by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements of Velo3D included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended June 30, 2022 and 2021.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:
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
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases; and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31, 2022, and immaterial misstatements to additional paid-in capital and accumulated deficit as of and for the interim period ended June 30, 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
During the six months ended June 30, 2022, we have engaged an IT consulting firm to address the IT general controls that impact financial reporting. The material weaknesses will not be considered remediated until our management completes the design and implementation of the measures described above and our controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to Our Business and Industry
•We have in the past and may in the future experience significant delays in the design, production, launch, manufacture, shipment and installation of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
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
•Construction and expansion of our production facilities may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our production facilities could severely impact our business, financial condition, results of operations and prospects.
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
We experienced net losses in each year from our inception, including net income (loss) of $128.0 million and $(12.5) million for the three months ended June 30, 2022 and 2021, respectively, and net income (loss) of $62.6 million and $(26.1) million for the six months ended June 30, 2022 and 2021, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our R&D efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.
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
Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with SpaceX are consistent with all other customers and permit the customer to terminate our services at any time (subject to notice and certain other provisions). Accordingly, the sudden loss of SpaceX or one or more of our other significant customers, the renegotiation of a significant customer contract, a substantial reduction in their orders, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. In particular, in late 2021, there was media speculation that SpaceX might be facing production challenges that could adversely impact its business. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event and the ongoing COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
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

Risks Related to Our Business and Industry
We have in the past and may in the future experience significant delays in the design, production, launch, manufacture, shipment and installation of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
There are significant technological and logistical challenges associated with producing, marketing, selling and delivering additive manufacturing systems such as ours that make high-value component parts for customers, and we may not be able to resolve all of the difficulties that arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully design and produce additive manufacturing systems to make high-value metal parts for our customers, our assumptions may prove to be incorrect, and we may be unable to consistently produce additive manufacturing products in an economical manner in commercial quantities.
Certain additive manufacturing solutions are still under development. We have experienced, and may experience in the future, delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:
•misalignment between the products and customer needs;
•lack of innovation of the product;
•failure of the product to perform in accordance with the customer’s industry standards;
•ineffective distribution and marketing;
•delay in obtaining any required regulatory approvals;
•unexpected production costs; or
•release of competitive products.
We have also experienced, and may experience in the future, delay in the manufacture, shipment and installation of products we have launched. For example, following the launch of our Sapphire® XC printer at the end of 2021, we have been in the process of scaling the production of our Sapphire® XC printers while managing supply chain issues stemming from the COVID-19 pandemic. This has resulted in delays in the manufacture, shipments and installation of our Sapphire® XC printers.
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
We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. Since the first quarter of 2020, the pandemic has led to periods of disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. During 2020 and, to a lesser extent, 2021, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party contract manufacturers and supply chain, and our ability to perform the final assembly and testing of our systems. In particular, we have been impacted by the global wafer chip and electronic component supply chain disruptions that have been exacerbated by the pandemic, which has delayed the completion of our Sapphire® and Sapphire® XC printers and subsequently delayed shipments of those printers to our customers and installations of those printers at their facilities. These delays in installation could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the ongoing COVID-19 pandemic, our operations will likely be adversely impacted.
It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. If the ongoing COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include continued supply chain disruptions, risks for the production and deployment of our products and services, reduced sales, declines in the market prices of our products, and risks to employee health and safety. In addition, any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets, including as a result of new variant strains of the virus, may have a material and adverse effect on our business operations and results of operations.
To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
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
Commercial shipments of our Sapphire® XC solution began at the end of 2021. Given the anticipated lead times between the reservation and the date of delivery of the Sapphire® XC, there is a risk that customers who place reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Sapphire® XC due to potential changes in customer preferences, competitive developments or other factors. These include conditions in the economy as a whole and market conditions in the industries of our customers such as increased interest rates, supply chain disruptions, increased fuel prices and high inflation and recessionary environments. As a result, no assurance can be made that reservations will result in the purchase of our Sapphire® XC, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.

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
Our success depends on the specialized skills of our management team and key operating personnel, particularly those of our Chief Executive Officer, Benny Buller. This may present particular challenges as we operate in a highly specialized industry sector, which may make replacement of our management team and key operating personnel difficult. A loss of our managers or key employees, or their failure to satisfactorily perform their responsibilities, could have an adverse effect on our business, financial condition, results of operations and prospects.
Our success has been dependent, and will continue to depend, on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly R&D, recycling technology, operations and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies that we compete with for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact our business, financial condition, results of operations and prospects. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
If we fail to grow our business as anticipated, our net sales, gross margin and operating margin will be adversely affected. If we grow as anticipated but fail to manage our growth and expand our operations accordingly, our business may be harmed and our results of operation may suffer.
Since 2020, we have experienced rapid growth each quarter, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. These investments include facilities expansion, increased staffing and market expansion into global territories. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
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
We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our R&D data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In addition, during the ongoing COVID-19 pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
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
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31, 2022, and immaterial misstatements to additional paid-in capital and accumulated deficit as of and for the interim period ended June 30, 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger agreement related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, the Ukraine – Russia conflict, rising fuel prices, increasing interest rates and, as discussed in more detail below, high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.
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
We may be adversely affected by the effects of inflation or possible stagflation.
Inflation or possible stagflation in the United States and other regions has the potential to adversely affect our liquidity, business, financial condition and operating results. For example, our current and potential customers may choose to limit their spending on and budgets for our additive manufacturing systems as a response to decreased spending by their own customers and consumers. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, operating results and liquidity may be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our operating results and when the cost of inflation is incurred. Inflation and any economic challenges may also adversely impact spending patterns by our customers.
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
Our facilities as well as our suppliers’ and our customers’ facilities are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the area in which it is located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including the Ukrainian - Russia conflict) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.
Risks Related to Operations
We operate primarily at two facility locations, and any disruption at one facility could adversely affect our business and operating results.
Our principal offices are located in Campbell, California. Substantially all of our R&D activities, customer and technical support, and management and administrative operations are conducted at this location. Our final assembly and testing operations are conducted at one facility in Campbell, California and a second facility in Fremont, California. In addition, substantially all of our inventory of component supplies and finished goods are held at these two locations. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Recent prolonged power outages due to California wildfires may cause substantial delays in our operations. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
Construction and expansion of our production facilities may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our production facilities could severely impact our business, financial condition, results of operations and prospects.
We continue to make building improvements for our production facilities, and began moving equipment into the new research and development lab. However, if we are unable to complete construction of these facilities within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our production facilities, a stoppage of construction as a result of the ongoing COVID-19 pandemic, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes and issues with subcontractors or vendors, our business, financial condition, results of operations and prospects could be severely impacted.
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
Our existing facilities and any of our future facilities may require regular or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities’ production capacity below expected levels, which would reduce our production capabilities and ultimately our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing or improving our facilities may also reduce our profitability. Our facilities also may be subject to unanticipated damage as a result of natural disasters, terrorist attacks or other events.
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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps. For example, following the launch of our Sapphire® XC printer at the end of 2021, we have been in the process of scaling the production of our Sapphire® XC printers while managing supply chain issues stemming from the ongoing COVID-19 pandemic. This has resulted in delays in the manufacture, shipments and installations of our Sapphire® XC printers. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.
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
We are subject to various environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations and requirements, we also could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation. In addition, we use hazardous materials in our business, and we must comply with environmental laws and regulations associated therewith. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
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
The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the United States Toxic Substances Control Act and the Registration, Evaluation, Authorization and Restriction of Chemical Substances. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.
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
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of June 30, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our condensed consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
The price of our common stock and our warrants may be volatile.
The trading price of our common stock and our warrants has fluctuated, and is likely to continue to fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the ongoing COVID-19 pandemic on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about our or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet securities analysts’ projections or guidance that our or our competitors may give to the market;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
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
Future resales of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We had outstanding 184,964,259 shares of common stock on August 5, 2022. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 161,028,936 shares of our common stock. Furthermore, beginning on September 29, 2022, Rule 144 under the Securities Act will become available for the resale of any shares that are restricted and control securities, subject to volume and other restrictions applicable under Rule 144. To the extent shares are sold into the market pursuant to the registration statement, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline.

To the extent, the public warrants and the private placement warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have outstanding the public warrants and the private placement warrants to purchase an aggregate of 13,075,000 shares of our common stock, which became exercisable on December 7, 2021 and expire on September 29, 2026. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
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
We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force them to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
In addition, we may redeem their warrants at any time prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock.
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
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage of our company, if no analysts commence coverage of us, the market price and volume for our shares of common stock could be adversely affected.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Second Loan Modification Agreement
On June 13, 2022, we entered into a second loan modification agreement that made certain modifications to our third amended and restated loan and security agreement with Silicon Valley Bank, as amended. In particular, the second loan modification agreement extended the maturity date of our revolving line of credit from June 13, 2022 to July 14, 2022. The other material terms of the third amended and restated loan and security agreement remained unchanged.
Subsequent to our entry into the second loan modification agreement, our third amended and restated loan and agreement with Silicon Valley Bank was further amended on July 11, 2022 pursuant to a third loan modification agreement and on July 25, 2022 pursuant to a joinder and fourth loan modification agreement. Following these further amendments, among other things, the maturity date of our revolving line of credit has been extended to December 31, 2024. For more information, see our Current Report on Form 8-K filed with the SEC on July 15, 2022 related to the third loan modification agreement and our Current Report on Form 8-K filed with the SEC on July 29, 2022 related to the joinder and fourth loan modification agreement.

Item 6. Exhibits

Exhibit Number	Description
10.1	Second Loan Modification Agreement by and between Silicon Valley Bank and Velo3D US, Inc., dated June 13, 2022
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 12th day of August, 2022.

VELO3D, INC.

Date: August 12, 2022	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer