Form 10-Q
period 2022-09-30
Velo3D, Inc.
filed 2022-11-14
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of November 7, 2022, the registrant had 186,418,770 shares of common stock, $0.00001 per share outstanding.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

Part II. Other Information

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 3.	Defaults Upon Senior Securities	90
Item 4.	Mine Safety Disclosures	90
Item 5.	Other Information	90
Item 6.	Exhibits	91
Signatures		92

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:
“2022 Private Warrant” means the warrant to purchase up to 70,000 shares of common stock issued to Silicon Valley Bank in conjunction with the joinder and fourth loan modification agreement.
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
“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.
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
“Velo3D” refers to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company), and its consolidated subsidiaries following the Closing.
In addition, unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to the “Company,” “we,” “us,” “our,” and similar terms refer to Legacy Velo3D prior to the Merger and to Velo3D and its consolidated subsidiaries after giving effect to the Merger.

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
•our financial performance;
•the effect of the ongoing COVID-19 pandemic, economic downturns or recessions, inflation, interest rate fluctuations and supply chain shortages on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and other macroeconomic factors and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$40,347	$207,602
Short-term investments	72,478	15,483
Accounts receivable, net	20,922	12,778
Inventories	69,313	22,479
Contract assets	2,370	274
Prepaid expenses and other current assets	4,623	9,458
Total current assets	210,053	268,074
Property and equipment, net	19,208	10,046
Equipment on lease, net	8,084	8,366
Other assets	20,132	16,231
Total assets	$257,477	$302,717
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,134	$9,882
Accrued expenses and other current liabilities	19,682	9,414
Debt – current portion	1,954	5,114
Contract liabilities	26,041	22,252
Total current liabilities	61,811	46,662
Long-term debt – less current portion	4,356	2,956
Contingent earnout liabilities	53,377	111,487
Warrant liabilities	10,836	21,705
Other noncurrent liabilities	14,227	9,492
Total liabilities	144,607	192,302
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at September 30, 2022 and December 31, 2021, 186,412,818 and 183,232,494 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	356,457	340,294
Accumulated other comprehensive loss	(1,135)	(14)
Accumulated deficit	(242,454)	(229,867)
Total stockholders’ equity	112,870	110,415
Total liabilities and stockholders’ equity	$257,477	$302,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
3D Printer	$16,537	$7,281	$44,336	$13,594
Recurring payment	1,183	596	3,042	1,231
Support services	1,395	834	3,599	2,204
Total Revenue	19,115	8,711	50,977	17,029
Cost of revenue
3D Printer	16,574	5,692	42,686	10,174
Recurring payment	656	418	2,059	862
Support services	2,006	1,127	5,106	2,725
Total cost of revenue	19,236	7,237	49,851	13,761
Gross profit (loss)	(121)	1,474	1,126	3,268
Operating expenses
Research and development	12,558	7,987	38,438	19,081
Selling and marketing	5,632	3,346	17,864	7,706
General and administrative	9,642	5,158	27,191	15,162
Total operating expenses	27,832	16,491	83,493	41,949
Loss from operations	(27,953)	(15,017)	(82,367)	(38,681)
Interest expense	(129)	(986)	(362)	(1,630)
Loss on the convertible note modification	—	(50,577)	—	(50,577)
Gain (loss) on fair value of warrants	(6,612)	(1,892)	11,039	(3,633)
Gain (loss) on fair value of contingent earnout liabilities	(40,885)	2,014	58,110	2,014
Other income (expense), net	384	(120)	993	(156)
Loss before provision for income taxes	(75,195)	(66,578)	(12,587)	(92,663)
Provision for income taxes	—	—	—	—
Net loss	$(75,195)	$(66,578)	$(12,587)	$(92,663)

Net loss per share:
Basic	$(0.41)	$(3.36)	$(0.07)	$(5.34)
Diluted	$(0.41)	$(3.36)	$(0.07)	$(5.34)

Shares used in computing net loss per share:
Basic	185,560,177	19,793,863	184,454,371	17,348,557
Diluted	185,560,177	19,793,863	184,454,371	17,348,557

Net loss	$(75,195)	$(66,578)	$(12,587)	$(92,663)
Net unrealized holding loss on available-for-sale investments	(178)	—	(1,121)	—
Total comprehensive loss	$(75,373)	$(66,578)	$(13,708)	$(92,663)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,587)	$(92,663)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,328	1,276
Stock-based compensation	15,090	1,751
Loss on the convertible note modification	—	50,577
(Gain) loss on fair value of warrants	(11,039)	3,633
Gain on fair value of contingent earnout liabilities	(58,110)	(2,014)
Changes in assets and liabilities
Accounts receivable	(8,144)	(5,326)
Inventories	(41,807)	(3,022)
Contract assets	(2,096)	1,523
Prepaid expenses and other current assets	7,342	(1,767)
Other assets	1,970	(2,407)
Accounts payable	1,177	(252)
Accrued expenses and other liabilities	10,148	3,400
Contract liabilities	3,789	12,414
Other noncurrent liabilities	(1,215)	1,611
Net cash used in operating activities	(92,154)	(31,266)
Cash flows from investing activities
Purchase of property and equipment	(12,228)	(1,534)
Production of equipment for lease to customers	(4,174)	(6,919)
Purchases of available-for-sale investments	(87,655)	—
Proceeds from maturity of available-for-sale investments	29,550	—
Net cash used in investing activities	(74,507)	(8,453)
Cash flows from financing activities
Proceeds from loan refinance, net of issuance costs	6,664	—
Repayment of loans in connection with loan refinance	(8,089)	—
Proceeds from Merger	—	143,183
Proceeds from PIPE financing	—	155,000
Proceeds from loan refinance	—	19,339
Repayment of term loan	—	(4,997)
Repayment of property and equipment loan	(355)	(833)
Proceeds from term loan revolver facility	—	3,000
Proceeds from convertible notes	—	5,000
Proceeds from equipment loans	—	5,419
Repayment of equipment loans	—	(1,878)
Issuance of common stock upon exercise of stock options	1,243	313

Net cash provided by (used in) financing activities	(537)	323,546
Effect of exchange rate changes on cash and cash equivalents	(57)	—
Net change in cash and cash equivalents	(167,255)	283,827
Cash and cash equivalents and restricted cash at beginning of period	208,402	15,517
Cash and cash equivalents and restricted cash at end of period	$41,147	$299,344

Supplemental disclosure of cash flow information
Cash paid for interest	$253	$857
Supplemental disclosure of non-cash information
Conversion of warrants into redeemable convertible preferred stock, net settlement	—	899
Conversion of convertible notes to Series D redeemable convertible preferred stock	—	5,000
Conversion of redeemable convertible preferred stock into common stock	—	180,180
Conversion of warrants into common stock, net settlement	—	3,635
Reclassification of warrants liability upon the reverse recapitalization	—	21,051
Reclassification of contingent earnout liability upon the reverse recapitalization	—	120,763
Issuance of common stock warrants in connection with financing	—	316
Issuance of common stock warrants in connection with refinancing	170	—
Unpaid liabilities related to property and equipment	—	3,231
Unpaid merger transactional costs	—	19,313
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$40,347	$296,826
Restricted cash (Other assets)	800	2,518
Total cash and cash equivalents and restricted cash	$41,147	$299,344
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	117,734,383	$123,704	16,168,582	$1	$16,446	$—	$(148,861)	$(132,414)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	—	180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	—	3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	—	(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	—	(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	—	278,271
Issuance of common stock upon exercise of stock options	—	—	35,420	—	30	—	—	30
Issuance of common stock warrants in connection with financing	—	—	—	—	182	—	—	182
Stock-based compensation	—	—	—	—	676	—	—	676
Net loss	—	—	—	—	—	—	(66,578)	(66,578)
Balance as of September 30, 2021	—	$—	183,163,826	$2	$337,605	$—	$(215,439)	$122,168

Balance as of June 30, 2022	—	$—	184,909,608	$2	$350,797	$(957)	$(167,259)	$182,583
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	1,248,369	—	673	—	—	673
Stock-based compensation	—	—	254,841	—	5,157	—	—	5,157
Issuance of common stock warrants in connection with financing	—	—	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	—	—	(75,195)	(75,195)
Other comprehensive loss	—	—	—	—	—	(178)	—	(178)
Balance as of September 30, 2022	—	—	186,412,818	$2	$356,457	$(1,135)	$(242,454)	$112,870

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	$—	$(122,776)	$(107,821)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	—	180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	—	3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	—	(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	—	(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	—	278,271
Issuance of common stock upon exercise of stock options	—	—	200,444	—	313	—	—	313
Issuance of common stock warrants in connection with financing	—	—	—	—	316	—	—	316
Stock-based compensation	—	—	—	—	1,751	—	—	1,751
Net loss	—	—	—	—	—	—	(92,663)	(92,663)
Balance as of September 30, 2021	—	$—	183,163,826	$2	$337,605	$—	$(215,439)	$122,168

Balance as of December 31, 2021	—	$—	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	2,795,000	—	1,243	—	—	1,243
Stock-based compensation	—	—	385,324	—	15,090	—	—	15,090
Issuance of common stock warrants in connection with financing	—	—	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	—	—	(12,587)	(12,587)
Other comprehensive loss	—	—	—	—	—	(1,121)	—	(1,121)
Balance as of September 30, 2022	—	$—	186,412,818	$2	$356,457	$(1,135)	$(242,454)	$112,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Basis of Presentation
Velo3D, Inc., a Delaware corporation (“Velo3D” ), formerly known as JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), produces metal additive three dimensional printers (“3D Printers”) which enable the production of components for space rockets, jet engines, fuel delivery systems and other high value metal parts, which it sells or leases to customers for use in their businesses. The Company also provides support services (“Support Services”) for an incremental fee. Velo3D’s subsidiaries are Velo3D US, Inc., formerly known as Velo3D, Inc. (“Legacy Velo3D”), which was founded in June 2014 as a Delaware corporation headquartered in Campbell, California, Velo3D B.V., which was founded in September 2021 in the Netherlands, and Velo3D GmBH, which was founded in June 2022 in Germany. The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger (as defined below); and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.
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
Accordingly, all historical financial information prior to the Closing Date presented in the unaudited condensed consolidated financial statements of Velo3D represents the accounts of Legacy Velo3D. The shares and net income (loss) per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock, par value $0.00001 (the “common stock”) for 1 share of Legacy Velo3D common stock). All fractional shares were rounded.
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
Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. On September 29, 2021, the Company consummated the Merger, which resulted in the Company receiving

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approximately $278.3 million in total net proceeds, including $155.0 million from the private placement of 15,500,000 shares of common stock at $10.00 per share (the “PIPE Financing”). Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $242.5 million.
As of November 14, 2022, the issuance date of the unaudited condensed consolidated financial statements, the Company believes that the cash and cash equivalents on hand and cash the Company obtained from the Merger and the PIPE Financing, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months.
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2021 Form 10-K. During the nine months ended September 30, 2022, there were no significant updates to the Company’s significant accounting policies other than as described below.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Reverse Recapitalization
On September 29, 2021, Spitfire Merger Sub, Inc. (“Merger Sub”) merged with Legacy Velo3D, with Legacy Velo3D surviving as a wholly-owned subsidiary of Velo3D. Immediately prior to the closing of the Merger:
• all issued and outstanding 6,738,651 shares of Legacy Velo3D outstanding Series A redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.178 basis;
• all issued and outstanding 8,386,456 shares of Legacy Velo3D outstanding Series B redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.273 basis;
• all issued and outstanding 8,513,343 shares of Legacy Velo3D outstanding Series C redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.372 basis; and
• all issued and outstanding 101,042,757 shares of Legacy Velo3D outstanding Series D redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:1.000 basis.
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
At the Merger, eligible former Legacy Velo3D equity holders received or had the right to receive shares of common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio of 0.8149 as defined in the Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire, Merger Sub and Legacy Velo3D, as amended by Amendment #1 to Business Combination Agreement dated as of July 20, 2021 (the “Business Combination Agreement”). Accordingly, immediately following the consummation of the Merger, Legacy Velo3D common stock exchanged into 142,754,694 shares of common stock, 66,830,878 shares of common stock were reserved for the issuance of common stock upon the potential future exercise of Legacy Velo3D stock options, common stock warrants, and shares of common stock issuable under the Company’s employee stock purchase plan.
In connection with the execution of the Business Combination Agreement, JAWS Spitfire entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and JAWS Spitfire agreed to sell to the PIPE Investors, an aggregate of 15,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $155.0 million, in a private placement pursuant to the Subscription Agreements (the “PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Merger.
In connection with the Merger, 8,625,000 of JAWS Spitfire Class B ordinary shares originally purchased by Spitfire Sponsor LLC (“the Sponsor”) were exchanged for shares of common stock prior to the Closing (the “Founder Shares”).
Pursuant to JAWS Spitfire’s Articles of Association, JAWS Spitfire’s public shareholders were entitled to elect to redeem their public shares for cash even if they had approved the Merger. As of September 24, 2021, the final day of the redemption period, public shareholders had redeemed 18,215,868 Class A ordinary shares of JAWS Spitfire

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Legacy Velo3D has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances as of the Closing: (1) Legacy Velo3D’s stockholders have a majority of the voting power of Velo3D; (2) the board of directors of Velo3D initially had twelve members, and Legacy Velo3D had the ability to nominate the majority of the initial members of the board of directors; (3) Legacy Velo3D’s senior management is the senior management of Velo3D and is responsible for day-to-day operations; (4) Velo3D has assumed the Velo3D name; and (5) the current strategy and operations of Velo3D continue to be Legacy Velo3D’s strategy and operations to develop the next generation of AM printers.
In connection with the Merger and the PIPE Financing, the Company received $298.2 million of gross proceeds including the contribution of $345.0 million of cash held in JAWS Spitfire’s trust account from its initial public offering (the “IPO”), redemptions of JAWS Spitfire public shareholders of $182.2 million, and $155.0 million of cash in connection with the PIPE Financing. The gross proceeds were net of $19.6 million of costs incurred by JAWS Spitfire prior to the Closing. The Company incurred $19.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $19.1 million was recorded as a reduction to additional paid-in capital of proceeds (“APIC”), and the remaining $0.8 million was expensed in the condensed statements of operations. The total net cash proceeds to the Company were $278.3 million.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss	$(75,195)	$(66,578)	$(12,587)	$(92,663)

Denominator:
Basic weighted average shares outstanding	185,560,177	19,793,863	184,454,371	17,348,557
Diluted weighted average shares outstanding	185,560,177	19,793,863	184,454,371	17,348,557

Net loss per share
Basic	$(0.41)	$(3.36)	$(0.07)	$(5.34)
Diluted	$(0.41)	$(3.36)	$(0.07)	$(5.34)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Common stock warrants	13,145,000	13,075,000	13,145,000	13,075,000
Restricted stock units	6,198,472	—	6,198,472
Common stock options	17,731,063	21,342,660	17,731,063	21,342,660
Total potentially dilutive common share equivalents	37,074,535	34,417,660	37,074,535	34,417,660
Total potentially dilutive common share equivalents for the three and nine months ended September 30, 2022 and September 30, 2021 excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$39,215	$—	$—	$39,215
U.S. Treasury securities (ii)	35,131	—	—	35,131
Corporate bonds (ii)	—	37,347	—	37,347
Total financial assets	$74,346	$37,347	$—	$111,693
Liabilities
Common stock warrant liabilities (Public) (iii)	$6,986	$—	$—	$6,986
Common stock warrant liabilities (Private Placement) (iii)	—	—	3,605	3,605
Common stock warrant liabilities (2022 Private Warrant) (iii)			245	245
Contingent earnout liabilities	—	—	53,377	53,377
Total financial liabilities	$6,986	$—	$57,227	$64,213

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$207,471	$—	$—	$207,471
U.S. Treasury securities (ii)	8,141	—	—	8,141
Corporate bonds (ii)	—	7,342	—	7,342
Total financial assets	$215,612	$7,342	$—	$222,954
Liabilities
Common stock warrant liabilities (Public) (iii)	$14,318	$—	$—	$14,318
Common stock warrant liabilities (Private Placement) (iii)	—	—	7,387	7,387
Contingent earnout liabilities	—	—	111,487	111,487
Total financial liabilities	$14,318	$—	$118,874	$133,192
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.
The money market funds are classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any period presented.
As of September 30, 2022 and December 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a rollforward of the Level 3 assets and liabilities measured at fair value on a recurring basis:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities
	(In thousands)
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$—	$1,380	$—	$12,492
Issuance of warrant	—	—	170	—
Change in fair value	—	2,225	75	40,885
Fair value as of September 30, 2022	$—	$3,605	$245	$53,377
Nine months ended September 30, 2022
Fair value as of January 1, 2022	$—	$7,387	$—	$111,487
Issuance of warrant	—	—	170	—
Change in fair value	—	(3,782)	75	(58,110)
Fair value as of September 30, 2022	$—	$3,605	$245	$53,377
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$1,922	$—	$—	$—
Private placement warrant liabilities acquired as part of the reverse recapitalization	—	7,165	—	—
Contingent earnout liabilities recognized upon the closing of the reverse recapitalization	—	—	—	120,763
Exercise of warrants	(899)	—	—	—
Change in fair value	(1,023)	(312)	—	(2,014)
Fair value as of September 30, 2021	$—	$6,853	$—	$118,749
Nine months ended September 30, 2021
Fair value as of January 1, 2021	$181	$—	$—	$—
Private placement warrant liabilities acquired as part of the reverse recapitalization	—	7,165	—	—
Contingent earnout liabilities recognized upon the closing of the reverse recapitalization	—	—	—	120,763
Exercise of warrants	(899)	—	—	—
Change in fair value	718	(312)	—	(2,014)
Fair value as of September 30, 2021	$—	$6,853	$—	$118,749
The fair value of the private placement warrant liability, the 2022 Private Warrant (see Note 12, Equity Instruments), redeemable convertible preferred stock warrant liability and contingent earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the private placement warrant liability the Company used the the Monte Carlo Simulation Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date.
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 12, Equity Instruments).
In determining the fair value of the 2022 Private Warrant, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 12, Equity Instruments).

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In determining the fair value of the contingent earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a weekly basis over the applicable earnout period using the most reliable information available (see Note 12, Equity Instruments).
Note 6. Investments
Available-for-sale Investments
The Company began investing in available-for-sale (“AFS”) investments in the fourth quarter of 2021. The following table summarizes our AFS investments. These are classified as "Short-term investments" on the condensed consolidated balance sheets.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$35,719	$—	$(588)	$35,131
Corporate bonds	37,894	—	(547)	37,347
Total available-for-sale investments	$73,613	$—	$(1,135)	$72,478

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$8,154	$—	$(13)	$8,141
Corporate bonds	7,343	1	(2)	7,342
Total available-for-sale investments	$15,497	$1	$(15)	$15,483
The following table presents the breakdown of the AFS investments in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$35,131	$(588)	$8,141	$13
Total	$35,131	$(588)	$8,141	$13

Corporate bonds
Less than 12 months	$37,347	$(547)	$5,640	$2
Total	$37,347	$(547)	$5,640	$2
The Company does not believe these AFS investments to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There were no material realized gains or losses on AFS investments during the three and nine months ended September 30, 2022 and September 30, 2021.
There were no AFS investments with maturities greater than 12 months at September 30, 2022. Actual maturities may differ from the contractual maturities because the Company may sell these investments prematurely.
Note 7. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Trade Receivables	$20,989	$12,845
Less: Allowances for Doubtful Accounts	(67)	(67)
Total	$20,922	$12,778
Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Raw materials	$51,751	$16,594
Work-in-progress	17,562	5,885
Total	$69,313	$22,479
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Prepaid insurance and other	$1,920	$5,326
Vendor prepayments	2,703	4,132
Total	$4,623	$9,458

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Computers and software	$2,084	$1,397
Lab equipment and other equipment	6,467	2,283
Furniture and fixtures	181	88
Leasehold improvements	15,131	2,771
Construction in progress	171	6,273
Total property, plant and equipment	24,034	12,812
Less accumulated depreciation and amortization	(4,826)	(2,766)
Property, plant and equipment, net	$19,208	$10,046
Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.4 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2.1 million and $0.8 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Accrued expenses	$10,711	$3,015
Accrued salaries and benefits	6,333	4,143
Lease liability – current portion	2,638	2,256
Total Accrued expenses and other current liabilities	$19,682	$9,414
Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Lease liabilities - noncurrent portion	$13,214	$9,184
Other noncurrent liabilities	1,013	308
Total other noncurrent liabilities	$14,227	$9,492
Please refer to Note 12, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $9.4 million and accumulated depreciation of $1.3 million as of September 30, 2022. The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $0.9 million as of December 31, 2021.
Total lease revenue earned for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.6 million, respectively. Total lease revenue earned for the nine months ended September 30, 2022 and 2021 was $2.6 million and $1.2 million, respectively. The total depreciation expense was $0.3 million and $0.2 million included in cost of revenue for the three months ended September 30, 2022 and 2021, respectively. The total depreciation expense was $1.3 million and $0.5 million included in cost of revenue for the nine months ended September 30, 2022 and 2021, respectively.
During the three months ended September 30, 2022, the Company had one equipment on lease returned at the end of their operating lease term and immediately leased to another customer and one system was sold through the exercise of the lease's purchase option.
The Company entered into debt secured by certain leased equipment to customers. See Note 10, Long-term Debt, for a description of these financing arrangements.
Note 9. Leases
The Company leases its office and manufacturing facilities under five non-cancellable operating leases which expire in 2023 to 2027. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease. During the three months ended September 30, 2022, the manufacturing facility operating lease was re-measured in accordance with ASC 842, Leases, as management’s intent is to exercise the renewal option at the end of the lease term due to the significant leasehold improvement investments made to the facility.
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$15,092	$11,073
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,604	$2,222
Noncurrent (Other noncurrent liabilities)	13,200	9,143
	15,804	11,365
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$34	$33
Noncurrent (Other noncurrent liabilities)	14	41
	$48	$74
Total lease liabilities	$15,852	$11,439
There were no impairments recorded related to these assets as of September 30, 2022 and December 31, 2021.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information about lease-related balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except years and percentages)
Operating lease expense	$721	$208	$2,156	$511
Financing lease expense	9	9	27	22
Short-term lease expense	95	41	262	76
Total lease expense	$825	$258	$2,445	$609
Cash paid for leases	$689	$178	$1,653	$805
Weighted – average remaining lease term – operating leases (years)	4.3	2.9	4.3	2.9
Weighted – average discount rate – operating leases	8.6%	4.4%	8.6%	4.4%
Maturity of operating lease liabilities as of September 30, 2022 are as follows:

(In thousands)
Remainder of 2022	$707
2023	2,786
2024	2,730
2025	2,266
2026	2,313
Thereafter	13,670
Total operating lease payments	$24,472
Less portion representing imputed interest	(8,668)
Total operating lease liabilities	$15,804
Less current portion	2,604
Long-term portion	$13,200
Note 10. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Revolving credit line	$3,000	$3,000
Equipment loan	3,489	5,089
Deferred financing costs	(179)	(19)
Total	$6,310	$8,070
Debt – current portion	1,954	5,114
Long-term debt – less current portion	$4,356	$2,956
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company amortizes deferred financing costs over the life of the borrowing. As of September 30, 2022 and December 31, 2021, the remaining unamortized balance of deferred financing costs was less than $0.2 million and less than $0.1 million, respectively, and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement with Silicon Valley Bank, the Company’s primary lender, which included a $10.0 million revolving credit line and an $8.5 million secured equipment loan facility (see below).
In August 2021, the Company drew $3.0 million on revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. The Company had $27.0 million of the revolving credit line undrawn as of September 30, 2022. The effective interest rate was 5.8% and 5.2% for the three and nine months ended September 30, 2022, respectively. The loan fees were less than $0.2 million as of September 30, 2022.

On May 13, 2022, the Company entered into a first loan modification agreement that made certain modifications to the third amended and restated loan and security agreement. The first loan modification agreement, among other things, extended the maturity date of the revolving line of credit from May 14, 2022 to June 13, 2022, and included a limited waiver of a default related to the Company’s failure to maintain revenue of at least $25 million for the six month period ending March 31, 2022.

On June 13, 2022, the Company entered into a second loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, as amended. The second loan modification agreement, among other things, extended the maturity date of the revolving line of credit from June 13, 2022 to July 14, 2022.

On July 11, 2022, the Company entered into a third loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, as amended. The third loan modification agreement, among other things, extended the maturity date of the Company’s revolving line of credit to September 11, 2022.
On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement that made certain modifications to its third amended and restated loan and security agreement, as amended. The joinder and fourth loan modification agreement, among other things, amended the third amended and restated loan and security agreement to (i) increase the amount of the revolving credit line to $30.0 million, and (ii) extend the maturity date of the revolving credit line to December 31, 2024.
Interest on the outstanding balance of the revolving credit line is payable monthly at an annual rate of the Wall Street Journal Prime Rate plus 0.25% when the Company’s Adjusted Quick Ratio (“AQR”) is less than or equal to 1.50, and plus 0.75% when the Company’s AQR is greater than 1.50.
Equipment Loan — On December 17, 2020, the Company executed the second amended and restated loan and security agreement, which included an equipment loan facility for up to $8.5 million secured by the equipment leased to customers. The facility has a variable interest rate of the greater of Prime rate or 3.25%.
During the year ended December 31, 2021, the Company executed seven additional advances on the facility for $5.6 million secured by equipment leased to customers. For the nine months ended September 30, 2022, $1.6 million in principal payments were paid. As of September 30, 2022, the outstanding balance was $3.5 million. As of September 30, 2022, the deferred loans fees associated with the debt issuance was less than $0.1 million. The effective interest rate was 5.5% and 2.8% for the three months ended September 30, 2022 and 2021, respectively, and 4.1% and 2.4% for the nine months ended September 30, 2022 and 2021, respectively.
The future minimum aggregate payments for the above borrowings are as follows as of September 30, 2022:

(In thousands)
Less than 1 year	$1,954
1-3 years	4,356
$6,310

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The joinder and fourth loan modification agreement entered into on July 25, 2022 also established a secured equipment loan facility of up to $15.0 million available through December 31, 2023. The facility has a variable interest rate of the greater of Prime rate or 3.25%.
11. Convertible Notes Payable
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
Note 12. Equity Instruments
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
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	September 30,	December 31,
	2022	2021
	(share data)
Common stock warrants	13,145,000	13,075,000
Restricted stock units issued and outstanding	6,198,472	4,041,346
Stock options issued and outstanding	17,731,063	21,191,226
Shares available for future grant under 2021 Equity Incentive Plan	24,749,094	17,533,471
Reserved for employee stock purchase plan	5,495,601	3,663,277
Total shares of common stock reserved	67,319,230	59,504,320

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The shares available for future grant under the Company’s 2021 Equity Incentive Plan include un-exercised stock options (vested and unvested) and unvested restricted stock units (RSUs) as of September 30, 2022 and December 31, 2021.
Warrant liabilities
Warrants for common stock of 13,145,000 and 13,075,000 were exercisable 1-to-1 as of September 30, 2022 and December 31, 2021, respectively. Warrants - Common Stock are equity classified and recorded at fair value on the issue date without further remeasurement. Private Placement Warrants, the 2022 Private Warrant and Public Warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	September 30, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on September 30, 2022
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	3,605
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43	245
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	6,986
			13,145,000			$10,836

	December 31, 2021
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2021
						(In thousands)
Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	7,387
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	14,318
			13,075,000			$21,705
Private Placement Warrants - Common Stock
Concurrently with JAWS Spitfire’s IPO, 4,450,000 warrants (the “Private Placement Warrants”) were issued to the Sponsor at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of September 30, 2022, the number of Private Placement Warrants issued was 4,450,000.
2022 Private Warrant - Common Stock
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, the Company issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Public Warrants - Common Stock
In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant (the “Public Warrants”). Each Public Warrant is exercisable to purchase shares of common stock at $11.50 per share. As of September 30, 2022, the number of Public Warrants issued was 8,625,000.
The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.
Private Placement Warrant, Public Warrants - Common Stock and 2022 Private Warrant Liabilities
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization. The 2022 Private Warrant was issued in connection with the joinder and fourth loan modification. See Note 10, Long-Term Debt. The liability for warrants on common stock carried at fair value was as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Beginning Balance	$21,705	$—
Issuance of warrants	170	21,051
Gain (loss) on fair value of warrants	(11,039)	(915)
Ending Balance	$10,836	$20,136

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Beginning Balance	$4,053	$—
Issuance of warrants	170	21,051
Gain (loss) on fair value of warrants	6,613	(915)
Ending Balance	$10,836	$20,136
The liabilities associated with the Private Placement Warrants and 2022 Private Warrant were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and nine months ended September 30, 2022 and September 31, 2021.
As of September 30, 2022, the fair value of the Private Placement Warrant and 2022 Private Warrant liabilities take into account the traded stock price as the valuation date used as the underlying stock input, the contract terms, as well as multiple unobservable inputs such as risk-free interest rates, and expected volatility.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Private Placement Warrant
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of September 30, 2022	As of December 31, 2021
Current stock price	$3.94	$7.81
Expected volatility	62.0%	40.5%
Risk-free interest rate	4.2%	1.2%
Dividend rate	—%	—%
Expected Term (years)	4.00	4.75
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
Expected term: The expected term represents the period that the warrants are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the common stock warrants.
2022 Private Warrant
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant liability were as follows:

As of September 30, 2022
Current stock price	$3.94
Expected volatility	77.8%
Risk-free interest rate	3.8%
Dividend rate	—%
Expected Term (years)	11.82
Expected volatility: The volatility is determined iteratively, such that the concluded value of the 2022 Private Warrant is equal to the traded price of the Public Warrants.
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
Expected term: The expected term represents the period that the warrant is expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the warrant.
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
The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(In thousands)
Beginning Balance	$1,922	$181
Change in fair value (Other income (expense), net)	(1,023)	718
Exercise of warrants (Redeemable preferred convertible stock)	(899)	(899)
Ending Balance	$—	$—

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
The change in fair value of contingent earnout liabilities are recognized in the condensed consolidated statement of operations. The rollforward for the contingent earnout liabilities was as follows:

Nine Months Ended September 30,
2022

Beginning Balance	$111,487
Gain on fair value of contingent earnout liabilities	(58,110)
Ending Balance	$53,377

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of September 30, 2022	As of December 31, 2021
Current stock price	$3.94	$7.81
Expected volatility	78.6%	52.5%
Risk-free interest rate	4.2%	1.2%
Dividend yield	—%	—%
Expected Term (years)	4.00	4.75
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the historical traded prices of the Guideline Public Comparables (“GPC”) are relied upon to calculate an estimate of volatility for the Company. Volatility for each comparable is calculated as the annualized standard deviation of continuously compounded returns. The selected GPC have been identified as comparables as they operate in a similar industry to that of Velo3D. Additionally, the Company’s trading volatility was considered as of September 30, 2022, with a 33% weighting as there is limited trading data available as of the valuation date. A blended weighting of the three different volatility scenarios is utilized to arrive at the conclusion. The Company intends to reevaluate this assumption in subsequent quarters.
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
Note 13. Equity Incentive Plans and Stock-Based Compensation
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
under the 2021 EIP. In March 2022, pursuant to the evergreen provisions of the 2021 EIP, the Company registered an additional 9,161,624 shares of common stock for issuance under the 2021 EIP.
As of September 30, 2022, the Company has an allocated reserve of 51,927,667 shares of its common stock for issuance under the 2021 EIP.
In addition, in 2021, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 3,663,277 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 1,832,324 shares of common stock for issuance under the 2021 ESPP.
As of September 30, 2022, the Company has an allocated reserve of 5,495,601 shares of its common stock for issuance under the 2021 ESPP. As of September 30, 2022, the Company had not begun any offering periods for the 2021 ESPP.
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
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	1,024	$6.69
Exercised	(200)	$1.56
Forfeited or expired	(951)	$0.61
Outstanding as of September 30, 2021	21,344	$0.61	8.5
Options vested and expected to vest as of September 30, 2021	21,344	$0.61
Vested and exercisable as of September 30, 2021	7,776	$0.58

Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(2,795)	$0.42
Forfeited or expired	(665)	$2.49
Outstanding as of September 30, 2022	17,731	$0.54	7.5
Options vested and expected to vest as of September 30, 2022	17,731	$0.54
Vested and exercisable as of September 30, 2022	10,145	$0.65
The aggregate intrinsic value of options outstanding was $62.2 million and $153.2 million, respectively, as of September 30, 2022 and December 31, 2021. Intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $10.5 million and $0.5 million, respectively. The weighted-average grant date

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fair value of options granted in the nine months ended September 30, 2021 was $3.58 per share. The total grant date fair value of options vested was $1.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, total unrecognized compensation cost related to options was $1.5 million related to 7.6 million unvested options and is expected to be recognized over a weighted-average period of 1.6 years.
For the nine months ended September 30, 2021, the Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Velo3D common stock underlying the stock options had historically been determined by the Legacy Velo3D board of directors, as there was no public market for Legacy Velo3D’s common stock prior to Merger closing. Therefore, the Legacy Velo3D board of directors had determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible preferred stock and common stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
For the nine months ended September 30, 2022, there were no options granted. The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted were as follows:

Nine Months Ended September 30,
2021
Expected volatility	59%
Risk-free interest rate	0.9% -1.0%
Dividend yield	—%
Expected term (in years)	5.72
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
The following table summarizes outstanding and expected to vest RSUs as of September 30, 2022 and their activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$31,563
Granted	2,912	3.81	11,500
Released	(385)	5.52	1,991
Cancelled	(370)	6.42	1,503
Balance as of September 30, 2022	6,198	$5.80	$24,422
Expected to vest as of September 30, 2022	6,198	$5.80	$24,422
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of September 30, 2022, there was $30.3 million of unrecognized compensation cost related to 6.2 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Restricted stock units	$2,831	$—	$7,787	$—
Stock options	415	676	1,473	1,751
Earnout shares - employees	1,911	—	5,830	—
	$5,157	$676	$15,090	$1,751

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following sets forth the total stock-based compensation expense for the stock options included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$2,407	$211	$7,485	$598
Selling and marketing	1,144	105	3,399	280
General and administrative	1,606	360	4,206	873
	$5,157	$676	$15,090	$1,751
Note 14. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 15. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of September 30, 2022 and December 31, 2021, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 9, Leases, for further discussion.
Purchase commitments (purchase orders) of $61.4 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will primarily be delivered in the remainder of 2022 and the first half of 2023.
Note 16. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company has paid all matching contributions as of September 30, 2022. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 17. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
	(as a percentage)
Customer 1	36.7%	<10%	38.6%	11.5%	<10%	71.2%
Customer 2	<10%	<10%	11.5%	10.8%	<10%	16.0%
Customer 3	<10%	53.9%	<10%	31.4%	<10%	<10%
Customer 4	—%	15.1%	—%	16.6%	<10%	—%
Customer 5	12.5%	—%	<10%	<10%	<10%	—%
Customer 6	17.1%	—%	<10%	—%	18.7%	—%
Customer 7	<10%	17.2%	<10%	<10%	—%	—%
Customer 8	—%	—%	—%	—%	22.9%	—%
Customer 9	—%	—%	—%	—%	10.4%	—%
Revenue by Geographic Area
The Company currently sells its products in the Americas and other locations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Americas	$18,933	$7,103	$50,592	$15,349
Other	182	1,608	385	1,680
Total	$19,115	$8,711	$50,977	$17,029
Contract Assets and Liabilities
The amount of revenue recognized during the three and nine months ended September 30, 2022 included in contract liabilities as of December 31, 2021 was $0.9 million and $2.5 million, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2021 included in contract liabilities as of December 31, 2020 was $0.3 million and $0.8 million, respectively. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue ($ in millions)	$19	$9	$51	$17
Bookings ($ in millions)	$27	$12	$63	$28
Backlog ($ in millions)	$66	$34	$66	$34
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2022 and 2021, sales to the top three customers accounted for 66.3% and 86.2%, respectively. Of the top three customers for the three months ended September 30, 2022, all customers were different from the top three customers for the comparable period in 2021. For the nine months ended September 30, 2022 and 2021, sales to the top three customers accounted for 57.4% and 59.5% of our revenue, respectively. Of the top three customers for the nine months ended September 30, 2022, one customer was different from the top three customers for the comparable period in 2021. While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Business - Risks Related to Our Financial Position and Need for Additional Capital - We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in this Quarterly Report and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties, in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Impact of COVID-19 and Other World Events
We continue to operate our business through the ongoing COVID-19 pandemic and have taken additional precautions to ensure the safety of our employees, customers, and vendors with which we operate. The impact of COVID-19 on our operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing. We continue to experience various supply chain constraints due to the pandemic, which has in the past led to, and may in the future lead to production disruptions and delays in shipment of our products to our customers. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the ongoing COVID-19 pandemic, our operations will likely be adversely impacted.
General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. As discussed in more detail below, ongoing supply chain challenges have increased our material costs, resulted in shipping delays and impacted our gross margins. We have implemented a number of strategic initiatives to address these challenges, including building out our supply chain team and processes, and improving our purchasing and inventory planning, and intend to continue on focus on driving further operational improvements during the remainder of 2022 and 2023.
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
Components of Results of Operations
Revenue
Our revenue is primarily derived from our AM full-stack solution product, which includes the Flow™ print preparation software, Sapphire®, Sapphire® 1MZ, Sapphire® XC, and Sapphire® XC 1MZ metal AM printers using our support-free L-PBF technology and Assure™ quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.
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
In addition, the sales of 3D Printer systems under certain contracts may include variable consideration such that we are entitled to a rate per hour used on the 3D Printer systems. Sales with variable consideration represented a small percentage of revenue during the three and nine months ended September 30, 2022 and none of our revenue during the three and nine months ended September 30, 2021. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.
The Recurring Payment transactions, which are structured as operating leases, represented a small percentage of revenue during the three and nine months ended September 30, 2022 and 2021. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized when the customer takes title to the product. Other revenue was not material for the three and nine months ended September 30, 2022 and 2021.
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
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2022 and December 31, 2021.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$16,537	$7,281	$9,256	127.1%
Recurring payment	1,183	596	587	98.5%
Support services	1,395	834	561	67.3%
Total Revenue	19,115	8,711	10,404	119.4%
Cost of revenue
3D Printer	16,574	5,692	10,882	191.2%
Recurring payment	656	418	238	56.9%
Support services	2,006	1,127	879	78.0%
Total cost of revenue	19,236	7,237	11,999	165.8%
Gross profit (loss)	(121)	1,474	(1,595)	(108.2)%
Operating expenses
Research and development	12,558	7,987	4,571	57.2%
Selling and marketing	5,632	3,346	2,286	68.3%
General and administrative	9,642	5,158	4,484	86.9%
Total operating expenses	27,832	16,491	11,341	68.8%
Loss from operations	(27,953)	(15,017)	(12,936)	86.1%
Interest expense	(129)	(986)	857	(86.9)%
Loss on the convertible note modification	—	(50,577)	50,577	—%
Gain (loss) on fair value of warrants	(6,612)	(1,892)	(4,720)	249.5%
Gain on fair value of contingent earnout liabilities	(40,885)	2,014	(42,899)	(2130.0)%
Other income (expense), net	384	(120)	504	(420.0)%
Gain (loss) before provision for income taxes	(75,195)	(66,578)	(8,617)	12.9%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(75,195)	$(66,578)	$(8,617)	12.9%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2022		2021		Change	%
	(In thousands, except for percentages)
3D Printer sales	$16,537	86.5%	$7,281	83.6%	$9,256	127.1%
Recurring payment	1,183	6.2%	596	6.8%	587	98.5%
Support services	1,395	7.3%	834	9.6%	561	67.3%
Total Revenue	$19,115	100.0%	$8,711	100.0%	$10,404	119.4%
Total revenue for the three months ended September 30, 2022 and 2021 was $19.1 million and $8.7 million, respectively, an increase of $10.4 million, or 119.4%.
3D Printer sales were $16.5 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $9.3 million, which was primarily attributed to the launch of the Sapphire® XC system in late 2021 and the subsequent sales of these systems in 2022. The improvement in revenue was due to a mix of higher production volumes and our product mix between Sapphire® and Sapphire® XC systems, resulting in an increase in the average selling price and a sale of a lease Sapphire® system.The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $1.2 million and $0.6 million, for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service generating Recurring Payment revenue as of September 30, 2022, compared systems to the number of 3D Printer systems in service as of September 30, 2021. In addition, the first Sapphire® 1MZ system was executed through a Recurring Payment transaction in the three months ended September 30, 2022,
Our Support Service revenue was $1.4 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of September 30, 2022, compared to the number of 3D Printers in service as of September 30, 2021.
We expect the demand for the Sapphire®, Sapphire® 1MZ, Sapphire® XC and Sapphire® XC 1MZ to increase our revenue in the future. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of September 30, 2022, our backlog for firm orders was $66 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2022		2021
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$16,574	86.2%	$5,692	78.6%
Cost of Recurring Payment	656	3.4%	418	5.8%
Cost of Support Services	2,006	10.4%	1,127	15.6%
Total Cost of Revenue	$19,236	100.0%	$7,237	100.0%
Total cost of revenue for the three months ended September 30, 2022 and 2021 was $19.2 million and $7.2 million, respectively, an increase of $12.0 million, or 166%.
Cost of 3D Printers was $16.6 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $10.9 million was due to an increase in the number of 3D Printers sold in the three months ended September 30, 2022, compared to the number of 3D Printers sold in the three months ended September 30, 2021. For the three months ended September 30, 2022, cost of 3D Printers increased compared to the prior quarter in 2021, due to higher material, labor and factory overhead costs associated with higher production volumes and the change in our product mix towards more Sapphire® XC systems compared to Sapphire® systems.
Cost of Recurring Payment was $0.7 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. This increase of $0.2 million was due to an increase in depreciation from a greater number of equipment on lease and the allocable Cost of Support Services as a result of more 3D Printers in service as of September 30, 2022, compared to September 30, 2021.
Cost of Support Services was $2.0 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. This increase of $0.9 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service as of September 30, 2022, compared to September 30, 2021. In addition, field service engineering support cost has increased specifically with the ramp of the Sapphire® XC systems in the field and we expect this to decrease on a per unit basis as the Sapphire® XC system performance improves. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 100.6% and 83.1%, for the three months ended September 30, 2022 and 2021, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire® XC systems compared to Sapphire® systems and the impact of launch customer pricing for Sapphire® XC.

We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue. We expect our cost of revenue to slightly improve as we address the supply chain challenges that impact our production.

Gross Profit and Gross Margin
Total gross profit (loss) was $(0.1) million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was (0.6)% and 16.9%, for the three months ended September 30, 2022 and 2021, respectively. The lower gross profit for the three months ended September 30, 2022 was primarily attributable to the mix of Sapphire® and Sapphire® XC system sales, the impact of launch customer pricing for Sapphire® XC, higher than expected inventory adjustment charges associated with the production of the Sapphire® XC systems and the higher material, labor and overhead costs for the increased number of systems sold during the three months ended September 30, 2022, as compared to sales for the three months ended September 30, 2021.
Our gross profit and gross margin are influenced by a number of factors, including:
•Product mix of Sapphire® and Sapphire® XC systems;
•Trends in materials and shipping costs;
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
Research and Development Expenses
Research and development expenses were $12.6 million and $8.0 million, for the three months ended September 30, 2022 and 2021, respectively, an increase of $4.6 million. The research and development expenses have increased due to the development of the Sapphire® XC Sapphire® XC 1MZ systems.
The increases in research and development expenses in 2022 were related to a $2.1 million increase for additional headcount, salaries and employee-related expenses, a $2.2 million increase in stock-based compensation, and a $0.7 million increase in product development expenses for new parts for the Sapphire® family of systems, offset by a $0.4 million decrease in components design and engineering testing and validation for the Sapphire® XC large format AM system.
We expect research and development costs to begin to stabilize over time as our Sapphire® systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions, including the Sapphire® 1MZ and Sapphire® XC 1MZ . In the near term, we expect a slight increase to be driven by research and development expenses for the product development of the 1MZ larger build volumes for our Sapphire® systems.
Selling and Marketing Expenses
Selling and marketing expenses were $5.6 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $2.3 million. This increase was attributable to a $1.7 million increase for additional headcount, salaries and employee-related expenses, a $1.0 million increase in stock-based compensation, a $0.5 million increase in our European markets initiatives, offset by a $0.9 million decrease in marketing initiatives, trade shows and branding expenses.
We expect selling and marketing expenses to increase over time as we expand our headcount, initiate new marketing campaigns with the launch of the Sapphire® XC and Sapphire® XC 1MZ, travel for trade shows, focus on our European markets and increase attendance of additive manufacturing conferences to build product and market awareness.
General and Administrative Expenses
General and administrative expenses were $9.6 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $4.4 million. The increase was attributable to a $1.0 million increase for additional headcount, salaries and employee-related benefits, a $1.3 million increase in stock-based compensation, a $0.8 million increase in public company related expenses in advisory, legal and accounting fees and insurance, and a $2.1 million increase in general and administrative expenses (which includes the re-

allocation of facilities and IT costs between research and development and selling and marketing expenses) offset by a non-recurring $0.8 million decrease in Merger related expenses.
We expect general and administrative expenses to slightly increase as a result of the expected increase in the scale of our operations and the increased costs of operating as a public company.
Interest Expense
Interest expense was $0.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $6.6 million and $1.9 million, for the three months ended September 30, 2022 and 2021, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the impact of the change in the stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain (loss) of $(40.9) million and $2.0 million, for the three months ended September 30, 2022 and 2021, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the impact of the change in the stock price.
Other Income (Expense), Net
Other income (expense), net was $0.4 million and $(0.1) million, for the three months ended September 30, 2022 and 2021, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended September 30, 2022 and 2021, due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2022 and December 31, 2021.
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

Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021:
The following table summarizes our historical results of operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$44,336	$13,594	$30,742	226.1%
Recurring payment	3,042	1,231	1,811	147.1%
Support services	3,599	2,204	1,395	63.3%
Total Revenue	50,977	17,029	33,948	199.4%
Cost of revenue
3D Printer	42,686	10,174	$32,512	319.6%
Recurring payment	2,059	862	$1,197	138.9%
Support services	5,106	2,725	$2,381	87.4%
Total cost of revenue	49,851	13,761	36,090	262.3%
Gross profit	1,126	3,268	(2,142)	(65.5)%
Operating expenses
Research and development	38,438	19,081	19,357	101.4%
Selling and marketing	17,864	7,706	10,158	131.8%
General and administrative	27,191	15,162	12,029	79.3%
Total operating expenses	83,493	41,949	41,544	99.0%
Loss from operations	(82,367)	(38,681)	(43,686)	112.9%
Interest expense	(362)	(1,630)	1,268	(77.8)%
Loss on convertible note modification	—	(50,577)	50,577	(100.0)%
Gain (loss) on fair value of warrants	11,039	(3,633)	14,672	(403.9)%
Gain on fair value of contingent earnout liabilities	58,110	2,014	56,096	2785.3%
Other income (expense), net	993	(156)	1,149	(736.5)%
Gain (loss) before provision for income taxes	(12,587)	(92,663)	80,076	(86.4)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(12,587)	$(92,663)	$80,076	(86.4)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2022		2021		Change	%
	(In thousands, except for percentages)
3D Printer sales	$44,336	87.0%	$13,594	79.8%	$30,742	226.1%
Recurring payment	3,042	6.0%	1,231	7.2%	1,811	147.1%
Support services	3,599	7.0%	2,204	13.0%	1,395	63.3%
Total Revenue	$50,977	100.0%	$17,029	100.0%	$33,948	199.4%
Total revenue for the nine months ended September 30, 2022 and 2021 was $51.0 million and $17.0 million, respectively, an increase of $33.9 million, or 199.4%.

3D Printer sales were $44.3 million and $13.6 million, respectively, for the nine months ended September 30, 2022 and 2021, an increase of $30.7 million, which was primarily attributed to the launch of the Sapphire® XC system in late 2021 and the subsequent sales of these systems in 2022. The improvement in revenue was due to a mix of higher production volumes and our product mix between Sapphire® and Sapphire® XC systems, resulting in an increase in the average selling price and sales of two leased Sapphire® systems. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $3.0 million and $1.2 million, for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service generating Recurring Payment revenue as of September 30, 2022, compared to the number of 3D Printer systems in service as of September 30, 2021.
Our Support Service revenue was $3.6 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of September 30, 2022, compared to the number of 3D Printers in service as of September 30, 2021.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2022		2021
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$42,686	85.6%	$10,174	73.9%
Cost of Recurring Payment	2,059	4.1%	862	6.3%
Cost of Support Services	5,106	10.3%	2,725	19.8%
Total Cost of Revenue	$49,851	100.0%	$13,761	100.0%
Total cost of revenue for the nine months ended September 30, 2022 and 2021 was $49.9 million and $13.8 million, respectively, an increase of $36.1 million, or 262%.
Cost of 3D Printers was $42.7 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $32.5 million was due to an increase in the number of 3D Printers sold in the nine months ended September 30, 2022, compared to the number of 3D Printers sold in the nine months ended September 30, 2021. For the nine months ended September 30, 2022, cost of 3D Printers increased compared to the same period in 2021, primarily due to higher material, labor and factory overhead costs associated with higher production volumes and the change in our product mix towards more Sapphire® XC systems compared to Sapphire® systems.
Cost of Recurring Payment was $2.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $1.2 million was due to an increase in depreciation from a greater number of equipment on lease and the allocable Cost of Support Services as a result of more 3D Printers in service as of September 30, 2022, compared to September 30, 2021.
Cost of Support Services was $5.1 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $2.4 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service as of September 30, 2022, compared to September 30, 2021. In addition, field service engineering support cost has increased specifically with the ramp of the Sapphire® XC systems in the field. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 97.8% and 80.8%, for the nine months ended September 30, 2022 and 2021, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire® XC systems compared to Sapphire® systems and the impact of of launch customer pricing for Sapphire® XC.
Gross Profit and Gross Margin
Total gross profit was $1.1 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was 2.2% and 19.2%, for the nine months ended September 30, 2022 and 2021, respectively. The lower gross profit was primarily attributable to the mix of Sapphire® and Sapphire® XC system sales, the impact of launch customer pricing for Sapphire® XC, higher than expected inventory adjustment charges associated with the production of Sapphire® XC systems and the higher material costs, and labor and overhead for the increased number of systems sold during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Research and Development Expenses
Research and development expenses were $38.4 million and $19.1 million, for the nine months ended September 30, 2022 and 2021, respectively, an increase of $19.4 million. The research and development expenses have increased due to the development of the Sapphire® XC and Sapphire® XC 1MZ systems.
The increases in research and development expenses in 2022 were related to a $6.3 million increase in components design and engineering testing and validation for the Sapphire® XC large format AM system and product development of the 1MZ larger build volumes for our Sapphire® systems, a $7.5 million increase for additional headcount, salaries and employee-related expenses, a $6.9 million increase in stock-based compensation and offset by a $1.3 million decrease in product development for the Sapphire® system.
Selling and Marketing Expenses
Selling and marketing expenses were $17.9 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $10.1 million. This increase was attributable to a $6.2 million increase for additional headcount, salaries and employee-related expenses, a $3.1 million increase in stock-based compensation, and a $0.8 million increase in trade show expenses, marketing initiatives and branding expenses.
General and Administrative Expenses
General and administrative expenses were $27.2 million and $15.2 million, for the nine months ended September 30, 2022 and 2021, respectively, an increase of $12.0 million. The increase was attributable to a $9.8 million increase for additional headcount, salaries and employee-related benefits, a $3.3 million increase in stock-based compensation, a $3.3 million increase in general and administrative expenses (which includes the re-allocation of facilities and IT costs between research and development and selling and marketing expenses) including public company related expenses in advisory, legal and accounting fees and insurance, and offset by a non-recurring $4.4 million decrease in Merger related expenses.
Interest Expense
Interest expense was $0.4 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain (loss) of $11.0 million and $(3.6) million for the nine months ended September 30, 2022 and 2021, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the impact of the change in the stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain (loss) of $58.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the impact of the change in the stock price.
Other Income (Expense), Net
Other income (expense), net was $1.0 million and $(0.2) million, for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes
No provision for federal and state income taxes was recorded for both the nine months ended September 30, 2022 and 2021, due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2022 and December 31, 2021.
Liquidity and Capital Resources
As of September 30, 2022, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing, which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net loss of $12.6 million and $92.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had $112.8 million and $223.1 million in cash and cash equivalents and short-term investments, respectively, and an accumulated deficit of $242.5 million and $229.9 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods and services delivered previously. Certain Sapphire®, Sapphire® 1MZ, Sapphire® XC and Sapphire® XC 1MZ purchase orders for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will be delivered over the fourth quarter of 2022 and the first half of 2023.
We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, we may file with the SEC a shelf registration statement, which if declared effective by the SEC, may permit us to sell from time to time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering.
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

Revolving Credit Line
In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% of Prime plus 2.50% and a term of 10 months. The outstanding balance on the revolver as of September 30, 2022 was $3.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
On July 25, 2022, we entered into a joinder and fourth loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, including (i) increasing the amount of the revolving credit line to $30.0 million, (ii) extending the maturity date of the revolving credit line to December 31, 2024, and (iii) establishing a secured equipment loan facility of up to $15.0 million available through December 31, 2023. For more information, see Note 10, Long-Term Debt, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Equipment Loans Secured by Leased Equipment
The equipment loan secured by leased equipment has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of September 30, 2022, we had $3.5 million outstanding on the equipment loan. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
As discussed in more detail above, on July 25, 2022, we established an up to $15.0 million secured equipment loan facility.
Facilities Expansion
We have substantially completed our Sapphire® family manufacturing facility. For the nine months ended September 30, 2022, we invested approximately $13.5 million in factory equipment and leasehold improvements.
Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021
	(In thousands)
Net cash used in operating activities	$(92,154)	$(31,266)	$(60,888)
Net cash used in investing activities	$(74,507)	$(8,453)	$(66,054)
Net cash (used in) provided by financing activities	$(537)	$323,546	$(324,083)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $92.2 million, consisting primarily of a net loss of $12.6 million, noncash income of $50.7 million described below, and a decrease in net operating assets of $28.8 million. The net operating assets decrease was primarily comprised of a decrease from inventories of $41.8 million for Sapphire® and Sapphire® XC system production, and a decrease from accounts receivable of $8.1 million due to timing of customer payments, partially offset by an increase from prepaid expenses of $7.3 million related to insurance and vendor prepayments, an increase in accrued expenses and other current liabilities of $10.1 million, an increase from contract liabilities of $3.8 million, and an increase from other net operating assets of $2.5 million. The noncash income of $50.7 million primarily consisted of the gain on fair value of warrants of $11.0 million and the gain on fair value of contingent earnout liabilities of $58.1 million, partially offset by depreciation and amortization and stock-based compensation expense.

Net cash used in operating activities for the nine months ended September 30, 2021 was $31.3 million, consisting primarily of a net loss of $92.7 million and an increase in net operating assets of $6.2 million, primarily due to increases from contract liabilities of $12.4 million, increases in accrued expenses and other liabilities of $3.4 million and decreases from prepaid expenses of $1.8 million, offset by increases from accounts receivable of $5.3 million, increases from contract assets for committed orders of $1.5 million, and decreases from inventory of $3.0 million. The noncash charges primarily consisted of the loss on the convertible note modification of $50.6 million as well as depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to increase in the remainder of 2022 driven by working capital requirements and operating expenses as we significantly increase the scale of our operations.
Investing Activities
Net cash used in investing activities during the three months ended September 30, 2022 was $74.5 million, consisting of property and equipment purchases of $12.2 million, production of equipment for lease to customers of $4.2 million and purchases of available-for-sale investments of $87.7 million, partially offset by maturities of available-for-sale investment securities of $29.6 million.
Net cash used in investing activities during the nine months ended September 30, 2022 was $8.5 million, consisting of property and equipment purchases of $1.5 million and production of equipment for the equipment on lease, net of $6.9 million.
We expect our capital expenditures, excluding purchases of available-for-sale investments, to increase slightly in the remainder of 2022 as we expand existing operations, and complete the build out of our new manufacturing facility.
Financing Activities
Net cash used in financing activities during the three months ended September 30, 2022 was $0.5 million, consisting of repayments of $8.1 million for loan refinance, partially offset by $6.7 million of proceeds from the loan refinance and $1.2 million of proceeds from the issuance of common stock upon exercise of stock options.
Net cash provided by financing activities during the nine months ended September 30, 2022 was $323.5 million, consisting of financing activities resulting primarily from the proceeds from the Merger of $143.2 million, proceeds from PIPE financing of $155.0 million, and proceeds from the term loan of $19.3 million, proceeds from equipment loans of $5.4 million, and proceeds from the issuance of common stock upon exercise of stock options of $0.3 million, partially offset by repayment of the term loan of $5.0 million and repayment of equipment loans of $1.9 million.
We expect to provide cash by financing activities by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements of Velo3D included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2022 and 2021.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the previous three years.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:
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
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases; and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31, 2022, immaterial misstatements to additional paid-in capital and accumulated deficit as of and for the interim periods ended June 30, 2022 and September 30, 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
During the nine months ended September 30, 2022, we have engaged an IT consulting firm to address the IT general controls that impact financial reporting. The material weaknesses will not be considered remediated until our management completes the design and implementation of the measures described above and our controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.
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
We experienced net losses in each year from our inception, including net loss of $75.2 million and $66.6 million for the three months ended September 30, 2022 and 2021, respectively, and net loss of $12.6 million and $92.7 million for the nine months ended September 30, 2022 and 2021, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our R&D efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.
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
Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income. Further, a number of our customers are early-stage, startup companies that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, supply chain shortages and the COVID-19 pandemic than larger, more established businesses, and if they fail to raise enough capital, they may have to shut down operations.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, we may file with the SEC a shelf registration statement, which if declared effective by the SEC, may permit us to sell from time to time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event and the ongoing COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
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
•unexpected production costs; or
•release of competitive products.
We have also experienced, and may experience in the future, delay in the manufacture, shipment and installation of products we have launched. For example, following the launch of our Sapphire® XC and Sapphire® XC 1MZ printers, we have been in the process of scaling the production of our Sapphire® XC printers while managing supply chain issues stemming from the COVID-19 pandemic. This has resulted in delays in the manufacture, shipments and installation of our Sapphire® family of printers.
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

We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.

From time to time we will consider and may pursue strategic investments. These transactions could include, among other things, investments in, partnerships or joint ventures with other AM technology related companies, among other types of entities. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business. These events could harm our operating results or financial condition. Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.

We have made minority investments in entities in which we do not have sole control, which present risks in addition to those that apply to other investments or acquisitions. We do not have the ability to control the policies, management or affairs of these entities, and generally we would not have that ability in any minority investment in an entity. The interests of persons who control the entities in which we have invested and may invest may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons. Our inability to control entities in which we make minority investments could negatively affect our ability to realize the strategic benefits of those investments.

We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities are highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests or may have to sell at less than our carrying value. Further, should the value of these investments become impaired, we may be required to, and in the past have been required to, reduce the carrying value of these investments.

Our inability to dispose of our interest in such an entity, or a reduction in the carrying value of such an entity on our books, would negatively affect our operating results.
Our business activities have been, and may continue to be, disrupted due to the ongoing COVID-19 pandemic.
We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. Since the first quarter of 2020, the pandemic has led to periods of disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. During 2020 and, to a lesser extent, 2021, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party contract manufacturers and supply chain, and our ability to perform the final assembly and testing of our systems. In particular, we have been impacted by the global wafer chip and electronic component supply chain disruptions that have been exacerbated by the pandemic, which has delayed the completion of our Sapphire®, Sapphire® 1MZ, Sapphire® XC and Sapphire® XC 1MZ printers and subsequently delayed shipments of those printers to our customers and installations of those printers at their facilities. These delays in installation could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the ongoing COVID-19 pandemic, our operations will likely be adversely impacted.
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
Our products and services, and product outputs from contract manufacturers who use our 3D printer systems, are distributed in more than 25 countries around the world. In addition, our European headquarters and technology center is located in Augsburg, Germany. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. As we realize our strategy to expand internationally, our exposure to currency risks may increase.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. The Inflation Reduction Act of 2022 (the “IRA”), enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act. the IRA or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. As we continue to expand internationally, we will be subject to other jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do or intend to do business or require us to change the manner in which we operate our business.
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
•We did not design and maintain effective controls over the accounting and valuation for debt and equity instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants. Additionally, we did not design and maintain effective controls over the completeness and presentation of accrued inventory purchases and we did not design and maintain effective controls over the presentation of contract assets and liabilities. These material weaknesses resulted in audit adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, redeemable convertible preferred stock, share-based compensation expense, additional paid-in capital and accumulated deficit, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021; and as of and for the interim periods ended September 30, 2021 and December 31, 2021, and immaterial misstatements to current and non-current contract liabilities, accounts payable, accrued expenses and other current liabilities, additional paid-in capital and accumulated deficit as of and for the interim period ended March 31, 2022, and immaterial misstatements to additional paid-in capital and accumulated deficit as of and for the interim period ended June 30, 2022, and September 30, 2022. The material weakness related to accounting for warrants resulted in the restatement of the previously issued consolidated financial statements of JAWS Spitfire as part of the September 29, 2021 merger related to warrant liabilities, ordinary shares subject to possible redemption, and transaction costs allocated to warrant liabilities. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps. For example, following the launch of our Sapphire® XC and Sapphire® XC 1MZ printers, we have been in the process of scaling the production of our Sapphire® XC printers while managing supply chain issues stemming from the ongoing COVID-19 pandemic. This has resulted in delays in the manufacture, shipments and installations of our Sapphire® family of printers. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.

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
We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere, including the General Data Protection Regulations (“GDPR”) in the European Union (“EU”), which became effective May 25, 2018, the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020 and the California Privacy Rights Act, which will become effective on January 1, 2023. Further, in connection with its withdrawal from the EU, the United Kingdom has implemented the GDPR as of January 1, 2021 (as it existed on December 31, 2020 but subject to certain UK-specific amendments). These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations and reputation.
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
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of September 30, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our condensed consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
We had outstanding 186,418,770 shares of common stock on November 7, 2022. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 161,028,936 shares of our common stock. Furthermore, beginning on September 29, 2022, Rule 144 under the Securities Act became available for the resale of any shares that are restricted and control securities, subject to volume and other restrictions applicable under Rule 144. To the extent shares are sold into the market pursuant to the registration statement, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 14th day of November, 2022.

VELO3D, INC.

Date: November 14, 2022	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer