Form 10-K
period 2022-12-31
Velo3D, Inc.
filed 2023-03-20
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $1.38 for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $116.2 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of the shares of common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 15, 2023, there were 192,393,999 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
"JOBS Act" means the Jumpstart Our Business Startups Act of 2012.
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
“Velo”, “Velo3D”, “Sapphire” and“Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.
MARKET AND INDUSTRY DATA
Information contained in this Annual Report concerning the market and the industry in which we compete, including our market position, general expectations of market opportunity and market size, is based on information from various third-party sources, assumptions made by us based on such sources and our knowledge of the markets for our services and solutions. Any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information. These third party sources include the following reports and publications (the “Market and Industry Reports”):
•Investment Casting Market Size, Share & Trends Analysis Report By Application (Aerospace & Defense, Energy Technology), By Region (North America, Europe, APAC, Central & South America, MEA), And Segment Forecasts, 2020 - 2027, October 2020
•Market Research Future, Global Metal Forging Market, February 2021
•Technavio, Metal Machining Market by End-user and Geography 2020 - 2024, 2020
•ResearchAndMarkets.com, Braze Alloys - Global Market Trajectory & Analytics, April 2021
•SmarTech Analysis, Q3 2020 Market Report
•CONTEXT global research – Revenue forecast for laser powder bed fusion market (2020-2026) - Q4’22 AM / 3D printing report, 12/31/2022
The industry in which we operate is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in the section entitled “Risk Factors - Risks Related to Our Business and Industry” and elsewhere in this Annual Report.

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
•our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, maintain relationships with customers and retain our key employees;
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
•our financial performance;
•the effect of the continuing COVID-19 pandemic, economic downturns or recessions, inflation, interest rate fluctuations and supply chain shortages on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.
The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of macroeconomic factors and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business.
Overview
We seek to fulfill the promise of additive manufacturing (“AM”), also referred to as three-dimensional printing (“3D printing”), to deliver breakthroughs in performance, cost, and lead time in the production of high-value metal parts.
We produce a fully integrated hardware and software solution based on our proprietary laser powder bed fusion (“L-PBF”) technology, which greatly reduces and often eliminates the need for support structures. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly.
Our Sapphire family of systems (collectively referred to as the “3D Printers”) give our customers who are in space, aviation, defense, automotive, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.

Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.
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
We offer customers a fully integrated solution, which includes the following key components:
•Flow print preparation software conducts sophisticated analysis of the features of the metal part and specifies a production process that significantly reduces and often eliminates the need for support structures.
•Sapphire metal AM printers produce the part using our proprietary L-PBF technology. Our technology produces metal parts by fusing many thousands of very thin layers of metal powder with a precisely controlled laser beam in a sophisticated software defined sequence (or “recipe”) defined by our Flow software.
•Assure quality validation software validates the product made by Sapphire to confirm that it is made to the specifications required by the original design.
Legacy AM technologies often rely on internal supports to prevent deformation of the metal part during the 3D printing process. These supports inhibit the production of parts with complex internal geometries, which are often required in high-performance applications, because there is limited or no access to remove them after production. Our technological advances enable our Sapphire family of systems to print metal parts that significantly reduce and often eliminates the need for internal supports, which enables our customers to produce designs that would otherwise be infeasible to make with AM.
We sell our fully integrated hardware and software AM solutions through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction. Support services are included with a 3D Printer sale transaction and a recurring payment transaction. A subsequent Extended Support Agreement is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately.
3D Printer sale transactions fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. We make certain estimates in calculating the variable consideration, including amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, we use all available information including historical customer usage and collection patterns to estimate variable consideration. Management reassesses the estimated variable consideration quarterly.
Recurring payment transactions are our leased 3D printer transactions. Under the leased 3D printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in certain cases the lease term is longer. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs.
We shipped our first Sapphire XC 1MZ system at the end of 2022, one year after the Sapphire XC launch at the end of 2021, and we shipped our first Sapphire system at the end of 2018. The Sapphire XC 1MZ system has the same functionality of the Sapphire XC with a 1000 millimeter (one meter) height build volume of the Sapphire XC 1MZ system compared to the 550 millimeter height build volume of the Sapphire XC system. The Sapphire XC has capacity to make parts that are 400% larger and reduce production costs per part by approximately 65% to 80% when compared to the original Sapphire system. All of our Sapphire systems are manufactured in our 80,000+ square foot manufacturing facility in Fremont, California.
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
Increasing customer penetration
We adopt a two-step approach to customer relationships, whereby we first aim to validate our technology with customers before working to more fully integrate our technology into customers’ designs and/or production processes. Upon building a strong customer relationship, our sales personnel and engineers collaborate with their customer counterparts to identify how our technology can add the greatest value to the customer’s ultimate product. We have found that this helps customers to best understand the potential for the wide breadth of design freedom that our products can deliver, which often leads to customers fully integrating our technology into their processes and making multiple follow-up purchases. This results in economies of scale, as fewer sales and engineering personnel are able to serve a larger number of machines that are concentrated with a smaller number of customers. In addition, by integrating our technology into customer designs, we effectively expand the uncontested market which we believe we are optimally suited to serve.
Accelerate global acquisition of new customers
We plan to increase the number of customer relationships we have globally in the coming years both organically and through distribution partnerships. In recent years, we have demonstrated that our technology can bring tremendous value across a number of use cases in the space, aviation and defense, automotive, energy and industrial segments. We plan to leverage the success from these deployments into sales to a number of new customers by further ramping our sales force in the coming years to drive new customer acquisition. In addition to our U.S., Australian and European sales organization, we have also established relationships with distribution partners in the Asia-Pacific region (Taiyo Nippon Sanso Corporation, and Avaco) and in the U.S. (GoEngineer, and HarTech Group) and sales agents in the Middle East to provide greater leverage to our sales team and enable expansion into new markets.
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
Extend competitive advantage with new products and continued R&D
We plan to accelerate our research and development ("R&D") efforts in the future to further extend our technological advantage relative to our competitors. We have spent approximately $87 million over the past three years in R&D. The latest iteration of our product is our Sapphire XC 1MZ system, which launched at the end of 2022. The Sapphire XC 1MZ system has the same functionality of the Sapphire XC with a 1000 millimeter (one meter) height build volume of the Sapphire XC 1MZ system compared to the 550 millimeter height build volume of the Sapphire XC system. We believe this will increase considerably the range of applications where our manufacturing technology will be competitive with traditional metal manufacturing techniques, thereby substantially expanding our addressable market. CONTEXT expects that the market forecast for laser powder bed fusion will grow greater than 30% from 2020 to 2026.
Our Competitive Strengths
Disruptive AM platform with the unique ability to produce complex designs
In contrast to other L-PBF technologies, our proprietary L-PBF technology is capable of producing metal parts with complex internal geometries. Manufacturers of high-performance products have looked to AM to improve performance, reduce costs and shorten lead times relative to traditional metal parts manufacturers; however, other AM solutions have been historically limited because they must use internal supports to enable production of the part. Our technology delivers on the promise of AM, allowing customers a wide breadth of freedom to design products with consistently optimal performance characteristics. In addition to greater design freedom, our technology allows customers to consolidate assemblies of multiple metal parts into a single part that delivers a consistently stronger, lighter, better performing part at a lower cost than possible through traditional metal manufacturing techniques, while consistently maintaining the applicable density requirement for industrial metal portions of metallic 3D objects. Finally, our solutions enable the production of high-value, low-volume spare parts on demand, which may result in meaningful reductions to requirements for inventory. These factors create an uncontested segment in the market with customers we are ideally positioned to serve.
Existing relationships with blue chip customers across our target end markets
We have built relationships with blue chip customers across all of our target industries, including space, aviation and defense, automotive, energy and other industrial applications. In addition to our direct OEM customer relationships, we also continue to expand our relationships with our indirect customers who specify our 3D printers for the manufacture of components by CMs that use our 3D printers. While these customers provide no direct revenue, they drive parts volume demand for our CMs and therefore, indirectly, our 3D printer demand. We have built these relationships by demonstrating the value that our differentiated technology can achieve and integrating our solutions into their operations, resulting in repeat sales to multiple customers within a short span of time. Our success in partnering with existing customers has also validated our differentiated technology for other potential customers. We believe that our successes with these efforts provide meaningful proof of our proprietary technology and will enable our strategy of rapid customer acquisition in the coming years.
Fully Integrated turnkey solution that can be easily integrated into customer operations
Our fully integrated metal AM solution can be integrated into customer operations with relative ease, facilitating adoption with new customers, as well as the installation of additional systems with existing customers. We typically dedicate one engineer for several weeks around the time of the installation to educate customers as to how to best use our systems and to identify how our technology can most effectively add value to customer processes. After this point, our customers become largely self-supported, requiring only occasional support from our sales and engineering staff. This enables us to effectively reallocate our engineers and salesforce to continue to engage with new potential customers, supporting our efforts to scale our operations rapidly.
Deep moat of intellectual property protections
We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. As of December 31, 2022, we own 58 issued patents of which 40 are issued U.S. patents, and 18 are issued foreign patents. We also have 22 publicly pending patent applications of which seven are pending U.S. patent applications, 13 are pending foreign patent applications, and two are pending Patent Cooperation Treaty ("PCT") patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our six trademark types worldwide include four registered U.S. trademarks, 34 registered foreign trademarks, two pending U.S. trademark applications, and 18 pending foreign trademark applications. We also have one U.S. registered copyright.

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
Experienced management team
Our management team has decades of relevant experience across their respective industries, including materials engineering, technological development, operations, sales, business development and corporate finance. Our management team is led by our Chief Executive Officer, Benny Buller, who has had a highly successful career as an engineer, culminating in the highest Israeli Presidential award for one of the projects he led in the Israeli intelligence community, before taking leadership positions in cutting-edge American technology firms, including in First Solar and Applied Materials. Our Chief Financial Officer, Bill McCombe, has extensive experience as a senior financial officer in public and private technology hardware companies and as a senior investment banker overseeing strategic transactions. Further, we added experienced independent board members during 2021 and 2022 to support our management team.

Our Product Platforms

Since our founding in 2014, we have focused development on our primary solution, marketed as Sapphire. Sapphire is a fully integrated solution including the Flow design software and Assure quality control software. At the end of 2022, we launched our Sapphire XC 1MZ system, and at the end of 2021, we launched our Sapphire XC system, both of which enable production of larger parts at a lower cost.
Our software is fully integrated into the design, production and quality control platform with our Sapphire family of systems. We maintain legal title of our software systems for products sold under both our 3D printer sale transactions and recurring payment transactions.

Velo3D Fully Integrated Metal AM Solution

>

>

Flow™
Print Preparation Software

Sapphire®
Metal AM Family of Printers

Assure™
Quality Validation

UNDERLYING INTELLIGENT FUSION MANUFACTURING PROCESS

Design freedom, agility, repeatability, quality, greater control

Flow
Flow software powers the whole family of Sapphire AM printers. Our systems rely on a similar manufacturing process for all of our printer solutions. Flow is a highly advanced and proprietary software platform, which scans part designs for unique geometrical features. It uses advanced computational algorithms to prescribe specific manufacturing “recipes” and processes specific to the Sapphire production systems, e.g., to ensure that the 3D object is produced with the required specifications.
Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ
The Sapphire printer system is our first generation production machine. Sapphire uses L-PBF technology and supports a build module of 315 millimeter diameter by 400 millimeter tall, and volume of up to 31 liters.
Sapphire XC is our second generation of printers and started shipping at the end of 2021. The acronym XC stands for “extra capacity” and as compared to Sapphire, has a larger build module of 600 millimeter diameter by 550 millimeter tall, and volume of up to 155 liters. Sapphire XC is based on the same fundamental design of our original Sapphire 3D printers. The Sapphire XC printer system is designed with the intent that all recipes and parts designed for the original Sapphire printers are fully compatible with the Sapphire XC printer systems, as the new system line is designed to carry over processes and metrologies.
The Sapphire 1MZ and Sapphire XC 1MZ printer systems are our newest addition to our Sapphire family of printers line. The Sapphire 1MZ and Sapphire XC 1MZ systems have the same functionality as the Sapphire and Sapphire XC, respectively. However, the 1MZ printers are larger having a 1000 millimeter (one meter) height build module as compared to the 400 millimeter and 550 millimeter height build module for Sapphire and Sapphire XC, respectively.
Our machines have the ability to make parts with thousands of composite structures made from various metals including titanium, nickel-alloys, nickel super alloys, copper, steel and steel alloys. In principle, any metal that is cold-weldable is able to be used as a base layer in our machines. We currently have recipes to print from ten different metals (e.g., alloys) and add recipes for additional metals based on customer demand. Our team of materials and metallurgy experts qualify new materials on our Sapphire family of printers based on customer requirements and feedback. We are currently working on new materials, such various types of stainless steel, and additional aluminum and copper alloys.
Assure
Assure is an advanced quality control software platform that includes process metrologies to ensure repeatable, consistent part quality. The platform works with a myriad of complex sensors, which allow prompt control modulation of the laser systems of the Sapphire printer line, to calibrate production outcomes within prescribed tolerances.
Intelligent Fusion
Intelligent Fusion is the underlying manufacturing process that binds and facilitates all aspects of the Velo3D fully integrated solution, which includes our print preparation software (Flow), advanced metal 3D printers (Sapphire line), and quality assurance software (Assure).
Intelligent Fusion unifies and manages all of the above, including the information flow, sensor data from approximately 1,000 sensors, and the advanced printing technology for precision control of the entire print.
Customers
Our customers range from small- and medium-sized enterprises to Fortune 500 companies in the space, aviation, defense, automotive, energy and industrial markets. Our largest customer, Space Exploration Technologies Corp. ("SpaceX"), accounted for 28.4% and 27.8% of our revenue for the year ended December 31, 2022 and 2021, respectively. Our customers include both OEMs, as well as CMs who provide service and parts on behalf of OEMs. Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with our largest customer are consistent with all other customers and permit the customers to terminate our services at any time (subject to notice and certain other provisions).
We only sell to production customers. Our machines are not resalable without consent and software licenses are not transferable to certain geographic markets to protect our IP.

Research and Development
The high-value metal parts and AM segments are undergoing technological advancements across hardware, software and materials. We continue to dedicate meaningful resources into our ongoing R&D programs to extend our technological leadership. Specifically, our R&D team is focused on continuing advances in technology that include, but are not limited to:
•enhancements of the Sapphire family of systems, such as our 1MZ systems;
•improvement of reliability and productivity of the Sapphire family of systems;
•expansion of functionality of Flow software;
•qualifying new materials;
•additional quality control features in Assure; and
•addition of recipes for new and for qualified metal alloys.
We invest a significant amount of our resources in R&D because we believe that superior technology is a key to maintaining a leading market position. In the year ended December 31, 2022 and 2021, our R&D expenses were approximately $46.3 million and $27.0 million.
Sales and Marketing
We sell our AM solutions directly, as well as through a network of multiple distribution partners. Together, these relationships span much of the world, including the United States, the EU, Australia, Japan, South Korea and Southeast Asia. For new customers, our success reflects our strategy of making an initial sale to customers for technology validation before increasing penetration through sales of additional units.
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
Our sales team remains engaged with customers after initial validation of our technology with a goal of integrating our technology into other customer processes. Thus far, we believe this strategy has proven successful.
In recent years, we have successfully demonstrated the utility of our technology across multiple target markets, including the highest performance application in the space, aviation and defense, automotive, energy and industrial end markets. We believe these successful deployments have seeded the market and will enable increased acquisition of new customers in those segments.
We rely on our own sales team, as well as multiple distribution partners, including Taiyo Nippon Sanso (Japan), Avaco (South Korea), and GoEngineer and HarTech Group (North America). These relationships have helped to extend our reach into overseas markets and essentially function as extensions of our sales team. We have entered into partnership agreements with each of our distribution partners, which grant the distribution partner the right to market our products in a specified territory on either an exclusive or nonexclusive basis, depending on the distribution partner; however, all sales contracts for our products are entered into between us and our customers. Certain of these distribution partners also provide maintenance services to customers in their specified territories. Going forward, we plan to expand our direct sales force and will consider establishing additional distribution partnerships as we continue to implement our strategy with new customers.

Our European Headquarters at the Augsburg Innovation Park, located in Augsburg, Germany, includes teams of sales, application engineering and field service engineering personnel, similar to the U.S. office.
Manufacturing and Suppliers
We design, assemble, test and ship all of our products and rely on outside manufacturers for component and select subsystems. Production of our systems requires approximately 8 to 15 weeks depending on the Sapphire product within our family of systems. We employ several third-party vendors to supply our core hardware subsystems and components. Following receipt of these subsystems and components, we assemble and calibrate the system. We then conduct a series of process tests culminating in a final factory acceptance test. We have internal teams focused on technology development, engineering and manufacturing. The teams coordinate the design, construction, assembly, testing and shipment of our products.
We currently rely on numerous external suppliers, which we believe have ample capacity to increase supply of our critical components. For the majority of these suppliers, we believe we can readily source components from competing suppliers on short notice. For several critical subsystems, we have developed multiple suppliers to ensure surety of supply.
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
We own 58 issued patents of which 40 are issued U.S. patents, and 18 are issued foreign patents. We also have 22 publicly pending patent applications of which seven are pending U.S. patent applications, 13 are pending foreign patent applications, and two are pending PCT) patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our six trademark types worldwide include four registered U.S. trademarks, 34 registered foreign trademarks, two pending U.S. trademark applications, and 18 pending foreign trademark applications. We also have one U.S. registered copyright.

Human Capital Resources
We have a strong team of employees who contribute to our success. As of December 31, 2022 and 2021, we had 294 and 193, respectively, full-time employees, the majority of them based at our headquarters in Campbell, California and our manufacturing facility in Fremont, California. We rely on consultants and outside contractors in roles and responsibilities that include engineering, operations and finance.
To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or are represented by a labor union.
We have initiated leadership training in the first quarter of 2023 across the Company to strengthen our Company’s culture it how we manage relationships with employees, suppliers, customers and the communities in which we operate. The training is our first step to building a framework and strategy in educating our Company and employees on awareness of the importance of environmental, social and governance issues, such as diversity and inclusion, employee friendly policies, employee retention rates, sustainability, climate-risks, and other important topics that will benefit our Company, employees, customers, suppliers, shareholders and investors.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). Our website is www.velo3d.com and our Investor Relations webpage is ir.velo3d.com. The SEC maintains a website, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC
We use our investor relations website, our Twitter handle (www.twitter.com/VELO3DMetal), LinkedIn profile (www.linkedin.com/company/velo3d) and YouTube (@Velo3d) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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
Summary of Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
•We are an early-stage company with a history of operating losses and may not achieve or maintain profitability in the future.
•Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the investment risk.
•We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.
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
•Changes in our transaction models and product mix may impact our gross margins and financial performance.
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
•We are dependent on management and key personnel, and our business would suffer if we fail to retain our key personnel and attract additional highly skilled employees.
•If we fail to grow our business as anticipated, our net sales, gross margin and operating margin will be adversely affected. If we grow as anticipated but fail to manage our growth and expand our operations accordingly, our business may be harmed and our results of operation may suffer.
•Some of our arrangements for additive manufacturing solutions may contain customer-specific provisions that may impact the period in which we recognize the related revenues under GAAP.
•We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.
•Our current levels of insurance may not be adequate for our potential liabilities.
•Changes in tax laws or tax rulings could materially affect our financial position, results of operations and cash flows.
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
•We depend on independent contractors and third parties to provide key services in our product development and operations, and any disruption of their services, or an increase in cost of these services, could negatively impact our financial condition and results of operations.
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
•Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs.
Risks Related to Intellectual Property
•Our business relies on technological and other innovations embodied in various forms of proprietary information and other intellectual property ("IP") related information. Our failure to protect our IP rights could potentially harm our competitive advantages to an extent (e.g., with respect to the use, manufacturing, lease, sale or other commercialization of our processes, technologies and products), which may have an adverse effect on our results of operations and financial condition.
•Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.

Risks Related to Our Financial Position and Need for Additional Capital
We are an early-stage company with a history of operating losses and may not maintain profitability in the future.
We experienced loss from operations of $104.3 million and $57.8 million for the years ended December 31, 2022 and 2021, respectively. We anticipate incurring operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our R&D efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.
As a public company, we incur significant additional legal, accounting and other expenses that Legacy Velo3D did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.
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
We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the years ended December 31, 2022 and 2021, sales to the top three customers accounted for 46.4% and 62.1% of our revenue, respectively. Of the top three customers for the year ended December 31, 2022, one customer was different from the top three customers for the comparable period in 2021. We anticipate that a significant portion of our revenue will continue to be derived from sales through these customers in the foreseeable future. We continue to diversify our customer base.
Revenue trends from our largest customer, SpaceX, have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2022, over 50% of our customers have multiple Sapphire family of systems products.

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
Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income. Further, some of our customers are early-stage, startup companies that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, supply chain shortages and the COVID-19 pandemic than larger, more established businesses, and if they fail to raise enough capital, they may have to shut down operations.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering sales agreement (the “ATM Sales Agreement”) we entered into in February 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the ongoing COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.
As of December 31, 2022, we had $8.4 million outstanding borrowings under our third amended and restated loan and security agreement, as amended (the “Loan Agreement”), with Silicon Valley Bank (“SVB”). Borrowing under the Loan Agreement are secured by substantially all of our assets. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, dispositions of property and investments by us and our subsidiaries. In addition, the Loan Agreement requires us to maintain minimum liquidity (the sum of the Company’s cash, cash equivalents and availability under the revolving credit facility) of $20.0 million and minimum levels of quarterly revenue for the 2022 and 2023 fiscal years. The operating and financial restrictions and covenants in the Loan Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Loan Agreement to become immediately due and payable and terminate all commitments to extend further credit.
On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced the closure of SVB. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S government reassured that all depositors will be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“SVBB”), which has announced that it will be fully honoring existing credit facilities. The Loan Agreement requires us to maintain at least 90% of the dollar value of all our operating and depository accounts either in SVB accounts or in third party custodian accounts advised by SVB’s asset management affiliate (“SAM accounts”). In light of the status of SVB, following it closure, we established accounts and moved a portion of our cash resources to other financial institutions. We are now in discussions with SVBB regarding an amendment to the Loan Agreement to increase the percentage of cash that we can maintain in other accounts. We expect to resolve this issue by negotiating the amendment with SVBB and/or transferring cash to SAM accounts or to SVBB accounts, or by repaying our outstanding loan balances.
If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
•unexpected production costs; or
•release of competitive products.
We have also experienced, and may experience in the future, delay in the manufacture, shipment and installation of products we have launched. For example, following the launch of our Sapphire XC and Sapphire XC 1 MZ printers, we have been in the process of scaling the production of our Sapphire XC printers while managing supply chain issues stemming from the COVID-19 pandemic. This has resulted in delays in the manufacture, shipments and installation of our Sapphire family of printers.
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
From time to time, we will consider and may pursue strategic investments. These transactions could include, among other things, investments in, partnerships or joint ventures with other AM technology related companies, among other types of entities. These types of investments involve significant challenges and risks, including that the investment does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that management’s attention is diverted from our core business. These events could harm our operating results or financial condition. Any investments in other entities may also subject us to the operating and financial risks of such entities, and we rely on the internal controls and financial reporting controls of such entities.
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
Changes in our transaction models and product mix may impact our gross margins and financial performance.
Our financial performance may be affected by the mix of transaction models under which we sell during a given period. Different transaction models have different margins in the period in which the transaction occurs and in subsequent periods. Therefore our gross margins may fluctuate based on the mix of sale, sale and utilization fee (variable consideration) and operating lease transactions in a given period. If our product mix shifts too far into lower gross margin transactions in a given period and we are not able to sufficiently reduce the engineering, production and other costs associated with those transactions or substantially increase the sales of our higher gross margin transactions, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs as well as new product introduction pricing strategies. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.
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
We use, and plan to continue using, different pricing models for different products. For example, we lease our 3D printers to certain customers and we also use a sale and utilization fee (variable consideration) model with certain other customers. Our sale and utilization fee model is still relatively new to some of our customers and may not be attractive to them, especially in regions where the model is less common. If customers resist this or any other new pricing models we introduce, our revenue may be adversely affected, and we may need to restructure the way in which we charge customers for our products.
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
Our products and services, and product outputs from CMs who use our 3D printer systems, are distributed in more than 25 countries around the world. In addition, our European headquarters and technology center is located in Augsburg, Germany. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. As we realize our strategy to expand internationally, our exposure to currency risks may increase.
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
Since 2020, we have experienced rapid growth each quarter, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. These investments include increased staffing and market expansion into global territories. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
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
Some of our arrangements for additive manufacturing solutions contain customer-specific provisions that may impact the period in which we recognize the related revenues under GAAP.
Certain customers that purchase additive manufacturing solutions from us require specific, customized factors relating to their intended use of the solution or the installation of the product in the customers’ facilities. These specific, customized factors are occasionally required by our customers to be included in our commercial agreements relating to the purchases. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that additive manufacturing system sale.
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
We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our R&D data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In addition, as a result of the ongoing COVID-19 pandemic, a portion of our employees conduct work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
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
We have engaged with third-party auditors to identify risk factors based on the NIST SP 800-171 framework (which provides recommended requirements for protecting the confidentiality of controlled unclassified information) that affect data security within our internal network and external products. These audits include compliance reviews and penetration tests where applicable. A prioritized list of remediations to strengthen our security posture are in progress, and there are risks associated with unaddressed vulnerabilities in the meantime including risk of data loss, malware, and ransomware. We have taken steps to protect customer data within our products by applying strong encryption to files both in transit and at rest.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. The Inflation Reduction Act of 2022 (the “IRA”), enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. As we continue to expand internationally, we will be subject to other jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do or intend to do business or require us to change the manner in which we operate our business.
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
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain an effective control environment commensurate over our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.

•We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.
•We did not design and maintain effective controls over inventory. Specifically, we did not design and maintain effective controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses.
•We did not design and maintain effective controls over the presentation of contract assets and liabilities.
These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021; adjustments to inventory, cost of revenue, research and development expense, contract assets and contract liabilities as of and for the year ended December 31, 2022; and adjustments to current and non-current contract liabilities as of and for the interim period ended March 31, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
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
Some of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the significant public company regulatory oversight and reporting obligations under federal securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require costs greater than expected.
Our business activities have been, and may continue to be, disrupted due to the ongoing COVID-19 pandemic.
We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. Since the first quarter of 2020, the pandemic has led to periods of disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. During 2020 and, to a lesser extent, 2021, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party CMs and supply chain, and our ability to perform the final assembly and testing of our systems. In particular, we have been impacted by the global wafer chip and electronic component supply chain disruptions that have been exacerbated by the pandemic, which has delayed the completion of our Sapphire and Sapphire XC printers and subsequently delayed shipments of those printers to our customers and installations of those printers at their facilities. These delays in installation could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.
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
Market conditions, economic uncertainty or downturns could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, the Ukraine – Russia conflict, rising fuel prices, increasing interest rates or foreign exchange rates and, as discussed in more detail below, high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.
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
For example, as described above, on March 10, 2023, FDIC announced the closure of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
We may be adversely affected by the effects of inflation or possible stagflation.
Inflation or possible stagflation in the United States and other regions has the potential to adversely affect our liquidity, business, financial condition and operating results. For example, our current and potential customers may choose to limit their spending on and budgets for our additive manufacturing systems as a response to decreased spending by their own customers and consumers. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and foreign exchange rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, operating results and liquidity may be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our operating results and when the cost of inflation is incurred. Inflation and any economic challenges may also adversely impact spending patterns by our customers.
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
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the area in which they are located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. Moreover, extreme weather and other natural disasters may become more intense or more frequent. Any resulting delays from these events could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including the Ukrainian - Russia conflict) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.

Risks Related to Operations
We operate primarily at two facility locations, and any disruption at one facility could adversely affect our business and operating results.
Our principal offices are located in Campbell, California. Substantially all of our R&D activities, customer and technical support, and management and administrative operations are conducted at this location. Our final assembly and testing operations are conducted at one facility in Campbell, California and a second facility in Fremont, California. Our inventory of component supplies, subassemblies and finished goods are held at our Fremont, Campbell facility and third-party warehouses. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Recent prolonged power outages due to California wildfires may cause substantial delays in our operations and the impact of these wildfires and other natural disasters may be exacerbated in the future as a result of climate change. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps. For example, following the launch of our Sapphire XC and Sapphire XC 1MZ printers, we have been in the process of scaling the production of our Sapphire XC printers while managing supply chain issues stemming from the ongoing COVID-19 pandemic. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.

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
We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere, including the General Data Protection Regulations (“GDPR”) in the European Union (“EU”), which became effective May 25, 2018, and the California Privacy Rights Act, which became effective on January 1, 2023. Further, in connection with its withdrawal from the EU, the United Kingdom has implemented the GDPR as of January 1, 2021 (as it existed on December 31, 2020 but subject to certain UK-specific amendments). These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations and reputation.
As privacy, data use and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in this area in the United States and in various other countries in which we operate.
Risks Related to Intellectual Property
Our business relies on technological and other innovations embodied in various forms of proprietary information and other intellectual property ("IP") related information. Our failure to protect our IP rights could potentially harm our competitive advantages to an extent (e.g., with respect to the use, manufacturing, lease, sale, or other commercialization of our processes, technologies and products), which may have an adverse effect on our results of operations and financial condition.
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
Our additive manufacturing software contains components that are licensed under so-called “open-source,” “free,” or other similar licenses. Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open-source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open-source software in ways that would require the release of our proprietary software's source code to the public; however, our use and distribution of open-source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release to the public or remove the source code of our proprietary software. We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or remove the software. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
•changes in our capital structure, such as future issuances of securities pursuant to the ATM Sales Agreement, under the Shelf Registration Statement or otherwise or the incurrence of additional debt;
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

Future sales of our common stock either by us or our stockholders, including pursuant to the ATM Sales Agreement, could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that either we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We had outstanding 192,393,999 shares of common stock on March 15, 2023. We have filed a registration statement (the “Resale Shelf Registration Statement”) which registers the offer and sale from time to time by certain selling stockholders of up to 161,028,936 shares of our common stock. To the extent shares are sold into the market by our stockholders pursuant to the Resale Shelf Registration Statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
In addition, we have filed the Shelf Registration Statement, which permits us to sell from time-to-time up to $300.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Needham. As of the filing date of this Annual Report, we have sold approximately $11.0 million shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.
To the extent the public warrants and the private placement warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have outstanding the public warrants and the private placement warrants to purchase an aggregate of 13,075,000 shares of our common stock, which became exercisable on December 7, 2021 and expire on September 29, 2026 . The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
We may amend the terms of the public warrants and private placement warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of their warrants could be increased, the exercise period could be shortened and the number of our common stock purchasable upon exercise of a warrant could be decreased, all without their approval.
Our public warrants and private placement warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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
Delaware law and our Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation, our Amended and Restated Bylaws and the Delaware General Corporation Law (the "DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our common stock. These provisions also could make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and Amended and Restated Bylaws include provisions regarding:
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
Our Certificate of Incorporation and our Amended and Restated Bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.
Our Certificate of Incorporation and our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our Amended and Restated Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Amended and Restated Bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
These provisions in our Certificate of Incorporation and Amended and Restated Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the provisions contained in our Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our global corporate headquarters is located in Campbell, California, and our European headquarters is located in Augsburg, Germany. We conduct final assembly and test of our machines in two manufacturing facilities that are located near our headquarters in California. The lease term, including options to extend, expirations range from 2023 to 2032. We believe substantially all of our properties are in good condition and adequate to meet our current needs.

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
See Note 9, Leases to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties. Our lease for the McGlincy location will terminate in the first half of 2023.

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
Holders of Record
As of March 15, 2023, there were approximately 21,000 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Sales of Unregistered Securities
None.
Use of Proceeds.
None.
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

Overview
We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing ("AM"), to deliver breakthroughs in performance, cost, and lead time in the production of high-value metal parts.
We produce a fully integrated hardware and software solution based on our proprietary laser powder bed fusion ("L-PBF") technology, which greatly reduces and often eliminates the need for support structures. Our technology enables the production of highly complex, mission-critical parts that existing AM solutions cannot produce without the need for redesign or additional assembly.
Our Sapphire Family of Printers give our customers who are in space, aviation, defense, automotive, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.
Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.
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

	2022	2021
Revenue ($ in millions) for the year ended December 31	$81	$27
Bookings ($ in millions) for the year ended December 31	71	52
Backlog ($ in millions) as of December 31	43	47
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Commercial Launch of the Sapphire XC 1MZ System
We shipped our first Sapphire XC 1MZ system at the end of 2022, one year after the Sapphire XC launch. The Sapphire XC 1MZ system has the same functionality of the Sapphire XC with a 1000 millimeter (one meter) height build volume of the Sapphire XC 1MZ system compared to the 550 millimeter height build volume of the Sapphire XC system. The Sapphire XC has capacity to make parts that are 400% larger and reduce production costs per part by approximately 65% to 80% when compared to the existing Sapphire system. The Sapphire XC 1MZ system and Sapphire XC system line is manufactured in our 80,000+ square foot manufacturing facility in Fremont, California.
As we bring our products to market, we pay particular attention to forecasts by industry analysts and the adoption curve of new technologies. If we fail to anticipate or respond to market adoption of AM, it could result in decreased revenue.
Adoption of Additive Manufacturing with New and Existing Customers
We work closely with our customers to understand their product roadmaps and strategies. Our customers continuously develop new complex metal parts, use different metallic powders, and explore solutions where production is either outsourced to CMs or performed in-house. The selection process for AM solutions is lengthy, typically 12 to 24 months, and may require us to incur costs in pursuing opportunities with no assurance that our solutions will be selected, which are included in selling and marketing expenses and research and development expenses. As a result, the loss of any key customers to adopt our solutions or any significant delay in commercialization of our products could impact our business and future revenue.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the years ended December 31, 2022 and 2021, sales to the top three customers accounted for 46.4%

and 62.1% of our revenue, respectively. Of the top three customers for the year ended December 31, 2022, one customer was different from the top three customers for the comparable period in 2021.
While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors - Risks Related to Our Financial Position and Need for Additional Capital–We expect to rely on a limited number of customers for a significant portion of our near-term revenue”, and see Note 2, Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks and Uncertainties, in the consolidated financial statements included elsewhere in this Annual Report.
Continued Investment and Innovation
We continue to be a customer-focused company working to develop innovative solutions to address customers’ needs and focus on our customers to identify the most impactful areas for research and development as we seek to further improve the capabilities of our AM solutions. We believe this process has contributed significantly to our development of the most advanced metal AM systems in the world. We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase, which may adversely affect our near-term profitability.
Impact of COVID-19 and Other World Events
We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. During 2020 and, to a lesser extent, 2021, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. During 2022, we experienced various supply chain constraints due to the pandemic, which lead to delays in shipment of our products to our customers, and the pandemic may continue to disrupt our third-party contract manufacturers and supply chain, and our ability to perform the final assembly and testing of our systems. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.
General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. During 2022, supply chain challenges increased our material and shipping costs, resulted in shipping delays and impacted our gross margins. We implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2023 as well as company-wide initiatives to reduce operating costs.
See “Risk Factors - Risks Related to Our Business and Industry–Our business activities have been, and may continue to be, disrupted due to the ongoing COVID-19 pandemic”, “Economic uncertainty or downturns could adversely affect our business and operating results” and “We may be adversely affected by the effects of inflation or possible stagflation.”
Climate Change
Material pending or existing climate change-related legislation, regulations, and international accords could have an adverse effect on our business, financial condition, and results of operations, including: (1) material past and/or future capital expenditures for climate-related projects, (2) material indirect consequences of climate-related regulation or business trends, such as the following: decreased/increased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources; increased competition to develop innovative new products that result in lower emissions; increased demand for generation and transmission of energy from alternative energy sources; and any anticipated reputational risks resulting from operations or products that produce material greenhouse gas emissions and (3) material increased compliance costs related to climate change. In addition, extreme weather and other natural disasters may become more intense or more frequent, which may disrupt our operations or the operations of our suppliers and customers.
Components of Results of Operations
    Revenue
Our revenue is primarily derived from our AM fully integrated hardware and software solution based on our proprietary L-PBF technology. Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ metal AM printer using our L-PBF technology and Assure quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.
We sell our fully integrated hardware and software AM solutions through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction ("Recurring Payment"). Support services are included with a 3D Printer sale transaction and a recurring payment transaction. For 3D Printer sale transactions where the support service period have expired, customers have purchased extended support service contracts.
3D Printer sale transactions - fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Sales with variable consideration represented 18% of revenue during the year ended December 31, 2022 and none of our revenue during year ended December 31, 2021. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.
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
Recurring payment transactions - are our leased 3D Printer transactions. We define our Recurring Payment transactions as operating leases. Under the leased 3D Printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
The Recurring Payment transactions, which are structured as operating leases, were 5.2% and 5.8% of revenue for the years ended December 31, 2022 and 2021, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
Support Services - are included with most 3D Printer sale transactions and Recurring Payment transactions. Support services consist of field service engineering, phone and email support, preventative maintenance, and limited on and off-site consulting support. A subsequent Extended Support Agreement is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately. Support Service revenue is recognized over the contract period beginning with customer performance test acceptance.

Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the years ended December 31, 2022 and 2021.
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
Loss on the Convertible Note Modification
Loss on the convertible note modification relates to the convertible note agreement modification in September 2021. For more information, see Note 11, Convertible Notes Payable, in the consolidated financial statements included elsewhere in this Annual Report.
Gain (Loss) on Fair Value of Warrants
Gain (loss) on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities, including liabilities related to the public warrants and private placement warrants, which are subject to remeasurement at each balance sheet date.
Gain (Loss) on Fair value of Contingent Earnout Liabilities
Gain (loss) on valuation of contingent earnout liabilities relates to the changes in the fair value of contingent earnout liabilities related to the Earnout Shares, which are subject to remeasurement at each balance sheet date.
Other Income (Expense), Net
Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of December 31, 2022 and 2021. Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of December 31, 2022 and 2021, there were immaterial foreign income taxes or liabilities.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021:
The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022		2021		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$71,346	88.3%	$23,015	83.9%	$48,331	210.0%
Recurring payment	4,161	5.2%	1,589	5.8%	2,572	161.9%
Support services	5,250	6.5%	2,835	10.3%	2,415	85.2%
Total Revenue	80,757	100.0%	27,439	100.0%	53,318	194.3%
Cost of revenue
3D Printer	68,253	84.5%	17,560	64.0%	50,693	288.7%
Recurring payment	2,612	3.2%	1,112	4.1%	1,500	134.9%
Support services	6,998	8.7%	3,809	13.9%	3,189	83.7%
Total cost of revenue	77,863	96.4%	22,481	81.9%	55,382	246.4%
Gross profit	2,894	3.6%	4,958	18.1%	(2,064)	(41.6)%
Operating expenses
Research and development	46,266	57.3%	27,002	98.4%	19,264	71.3%
Selling and marketing	23,907	29.6%	12,363	45.1%	11,544	93.4%
General and administrative	36,982	45.8%	23,352	85.1%	13,630	58.4%
Total operating expenses	107,155	132.7%	62,717	228.6%	44,438	70.9%
Loss from operations	(104,261)	(129.1)%	(57,759)	(210.5)%	(46,502)	80.5%
Interest expense	(372)	(0.5)%	(2,740)	(10.0)%	2,368	(86.4)%
Loss on the convertible note modification	—	—%	(50,577)	(184.3)%	50,577	(100.0)%
(Loss)/gain on fair value of warrants	19,129	23.7%	(5,202)	(19.0)%	24,331	(467.7)%
Gain on fair value of contingent earnout liabilities	94,073	116.5%	9,275	33.8%	84,798	914.3%
Other income (expense), net	1,451	1.8%	(88)	(0.3)%	1,539	(1748.9)%
Income (loss) before provision for income taxes	10,020	12.4%	(107,091)	(390.3)%	117,111	(109.4)%
Provision for income taxes	—	—%	—	—%	—	—%
Net income (loss)	$10,020	12.4%	$(107,091)	(390.3)%	$117,111	(109.4)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2022		2021		Change	%
	(in thousands, except percentages)
3D Printer sales	$71,346	88.3%	$23,015	83.9%	$48,331	210.0%
Recurring payment	4,161	5.2%	1,589	5.8%	2,572	161.9%
Support services	5,250	6.5%	2,835	10.3%	2,415	85.2%
Total Revenue	$80,757	100.0%	$27,439	100.0%	$53,318	194.3%
Total revenue for the years ended December 31, 2022 and 2021 was $80.8 million and $27.4 million respectively. Total revenue for the year ended December 31, 2022 increased by $53.3 million, or 194.3% from the year ended December 31, 2021.
3D Printer sales were $71.3 million and $23.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $48.3 million, which was primarily attributed to the launch of the Sapphire XC system in late 2021 and the subsequent sales of these systems in 2022. The improvement in revenue was due to a mix of higher production volumes and our change in product mix to include more Sapphire XC systems, resulting in an increase in the average selling price. The 3D Printer sales also included Sapphire XC 1MZ systems sales which have higher selling prices. The 3D Printer sales also included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $4.2 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service generating Recurring Payment revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021. As discussed above, two of the Recurring Payment revenue systems were converted to 3D Printer sales during the 2022.
Our Support Service revenue was $5.3 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of December 31, 2022 compared to the number of 3D Printers in service as of December 31, 2021.
We expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of December 31, 2022, our backlog for firm orders was $43 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.
Revenue trends from our largest customer have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We shipped our first Sapphire system to our largest customer in 2018, and as of December 31, 2022, we have shipped to this customer 26 in total (Sapphire and Sapphire XC systems). We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution's as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2022, over 50% of our customers have multiple Sapphire family of systems.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Year Ended December 31,
	2022		2021		Change	%
Cost of Revenue	(in thousands, except percentages)
Cost of 3D Printers	$68,253	87.7%	$17,560	78.1%	$50,693	288.7%
Cost of Recurring Payment	2,612	3.4%	1,112	5.0%	1,500	134.9%
Cost of Support Services	6,998	9.0%	3,809	16.9%	3,189	83.7%
Total Cost of Revenue	$77,863	100.0%	$22,481	100.0%	$55,382	246.4%
Total cost of revenue for the years ended December 31, 2022 and 2021 was $77.9 million and $22.5 million, respectively, an increase of $55.4 million, or 246.4%.
Cost of 3D Printers was $68.3 million and $17.6 million, for the years ended December 31, 2022 and 2021, respectively. The increase of $50.7 million was due to an increase in the number of 3D Printers sold, which included both Sapphire and Sapphire XC systems, compared to the number of 3D Printers sold for the year ended December 31, 2021. For the year ended December 31, 2022, cost of 3D Printers increased compared to the prior year in 2021, due to higher material, labor and factory overhead costs associated with higher production volumes and the change in our product mix towards more Sapphire XC systems compared to Sapphire systems.
During the year ended December 31, 2022, the cost of the Sapphire XC included higher factory overhead costs to scale up operations, production engineering development costs, and higher costs to expedite shipping for manufacturing materials and assemblies related to supply chain disruption in the global markets. As we gain experience with Sapphire XC production, we expect to lower our material costs and reduce labor and overhead expenses per unit.
Cost of Recurring Payment was $2.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. This increase of $1.5 million was due to an increase in depreciation of the equipment on lease and allocable Cost of Support Services as a result of more 3D Printers in service in 2022 compared to 2021.
Cost of Support Services was $7.0 million and $3.8 million, for the years ended December 31, 2022 and 2021, respectively. This increase of $3.2 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service in 2022 compared to 2021.
In addition, field service engineering support cost has increased specifically with the ramp of Sapphire XC systems and introduction of the Sapphire 1MZ and Sapphire XC 1MZ systems in the field. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 96.4% and 81.9% for the years ended December 31, 2022 and 2021, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire XC systems compared to Sapphire systems, and the impact of launch customer pricing for Sapphire XC.
We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue.

We expect our cost of revenue to improve as we address the challenges that impact our production.
Gross Profit and Gross Margin
Total gross profit was $2.9 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively. As a percentage of revenue, the gross margin was 3.6% and 18.1% for the years ended December 31, 2022 and 2021, respectively. The lower gross profit for the year ended December 31, 2022 was primarily attributable to the change in the mix of Sapphire and Sapphire XC system sales, the impact of launch customer pricing for Sapphire XC, and the higher than expected costs associated with the production of the Sapphire XC , Sapphire 1MZ and Sapphire XC 1MZ systems, and the higher material, labor and overhead costs for the increased number of systems sold in 2022, as compared to 2021.
Our 2022 gross profit reflects the impact of launch customer price concessions for our Sapphire XC systems shipped during 2022. This pricing reduced our gross margin for the year by approximately 7.7% compared to 2021. We do not expect these launch customer price concessions to impact gross margins in 2023, as have completed the delivery of the Sapphire XC systems under the related launch customer contract.
Our gross profit and gross margin are influenced by a number of factors, including:
•Product mix of Sapphire, Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems;
•Trends in materials and shipping costs;
•Production volumes that may impact factory overhead absorption; and
•Cost of our Support Services and product support may be influenced by product mix changes, including new product introductions, and other factors.
We continue to focus on inventory planning to address the ongoing supply chain challenges. We expect to accelerate production cycle times and improving efficiencies on the production floor to lower our cost of revenue, which we expect will improve our gross profit and gross margins in the second half of 2023.
Research and Development Expenses
Research and development expenses were $46.3 million and $27.0 million for the years ended December 31, 2022 and 2021, respectively. In the year ended December 31, 2022, there was an increase of $19.3 million in research and development expenses primarily due to the development of the Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems.
The increases in research and development expenses in 2022 were related to a $6.3 million increase in components design and engineering testing and validation for the Sapphire XC and development expenses for the product development of the 1MZ larger build volumes for our Sapphire systems, a $8.9 million increase for additional headcount, salaries and employee-related expenses, and a $8.0 million increase in stock-based compensation, offset by a $2.4 million decrease in product development expenses for the Sapphire family of systems.
We expect research and development costs to begin to stabilize over time as our Sapphire family of systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions.
Selling and Marketing Expenses
Selling and marketing expenses were $23.9 million and $12.4 million for the years ended December 31, 2022 and 2021, respectively. There was an increase of $11.5 million for the year ended December 31, 2022 as compared to 2021.

The increase in selling and marketing expenses for the year ended December 31, 2022 was attributable to a $6.8 million increase for additional headcount, salaries and employee-related expenses, a $3.7 million increase in stock-based compensation, and a $1.0 million increase in trade show expenses and marketing initiatives and branding expenses.
We expect selling and marketing expenses to stabilize over 2023 as we have built up our European marketing team and completed marketing campaigns with the launch of the Sapphire XC, and intend to will focus on certain markets that show strong attendance of additive manufacturing conferences to build product awareness.
General and Administrative
General and administrative expenses were $37.0 million and $23.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $13.6 million in the year ended December 31, 2022 in general and administrative expenses as compared to 2021 was attributable to, a $11.2 million increase in additional headcount, salaries and employee-related benefits, a $4.0 million increase in stock-based compensation, and a $5.7 million increase in public company related expenses for advisory, legal and accounting fees and insurance, offset by a $2.9 million decrease in other general and administrative operating expenses. In addition, we had Merger related expenses of $4.4 million related to the Merger in 2021, which did not recur in 2022.
We expect general and administrative expenses to decrease as a result of stabilizing headcount and operations. We have started company-wide initiatives to reduce operating costs. We expect to incur costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business, but that the overall impact of these costs will be offset by reducing our general and administrative expenses through reducing outside consultants, managing effective facility spending and developing relationships with general and administrative vendors for improved pricing.
Interest Expense
Interest expense was $0.4 million and $2.7 million, for the years ended December 31, 2022 and 2021, respectively. In the year ended December 31, 2022, there was a decrease of $2.4 million attributable to decreased outstanding debt balances, which was partially repaid during the fourth quarter of 2021.
Loss on the Convertible Note Modification
The loss on the convertible note modification was $50.6 million for the year ended December 31, 2021. In December 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair value adjustment to the $5.0 million convertible promissory note.
Gain (Loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain of $19.1 million, and a loss of $5.2 million for the years ended December 31, 2022 and 2021, respectively, and were related to the non-cash fair value change of the warrant liabilities.
Gain on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $94.1 million and $9.3 million for the year ended December 31, 2022 and 2021, respectively, and were related to the non-cash fair value change of the contingent earnout liabilities.
Other Income (Expense), Net

Other income (expense), net was $1.5 million and less than ($0.1) million for the years ended December 31, 2022 and 2021, respectively. Interest income earned from cash, cash equivalents and short term investments was $1.4 million for the year ended December 31, 2022.
Income Taxes
No provision for federal and state income taxes was recorded because we incurred income tax losses for the years ended December 31, 2022 and 2021 and maintained a full valuation allowance on the deferred tax assets as of December 31, 2022 and 2021.
We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in 2023 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.
Liquidity and Capital Resources
As of December 31, 2022, we had raised net proceeds of $428.3 million, comprised of approximately $278.3 million from the Merger and the PIPE Financing closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net profit of $10.0 million and net loss of $107.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, we had $80.2 million and $223.1 million in cash, cash equivalents and short-term investments and an accumulated deficit of $219.8 million and $229.9 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and subassembly purchases, general and administrative expenses, and others.
Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods and services delivered previously. Certain Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ purchase orders for parts and assemblies are noncancellable and are due upon receipt with standard payment terms and will be delivered over the first half of 2023.
We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering sales agreement (the “ATM Sales Agreement”) we entered into in January 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.
We believe that our cash and cash equivalents on hand, including recent cash proceeds obtained from sales of shares of common stock pursuant to the ATM Sales Agreement in the first quarter of 2023, together with cash we expect to generate from our future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report. See Note 18, Subsequent Events - At-the-Market Offering, in the consolidated financial statements included elsewhere in this Annual Report.
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
Debt Facilities
In May 2021, we entered into a third amended and restated loan and security agreement and a mezzanine loan and security agreement with Silicon Valley Bank ("SVB") providing for certain debt facilities comprised of a $35.0 million term loan, a $10.0 million revolving credit line and a $8.5 million secured equipment loan facility.
On July 25, 2022, we entered into a joinder and fourth loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, including (i) increasing the amount of the revolving credit line to $30.0 million, (ii) extending the maturity date of the revolving credit line to December 31, 2024, and (iii) establishing a secured equipment loan facility of up to $15.0 million available through December 31, 2023. For more information, see Note 10, Long-Term Debt, in the notes to the consolidated financial statements included elsewhere in this Annual Report.
Revolving Credit Line — In August 2021, we drew on the revolving credit line under the third amended and restated loan and security agreement in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% of Prime plus 2.50% and a term of 10 months. The outstanding balance on the revolver as of December 31, 2022 was $3.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
On February 3, 2023, we drew $5.0 million on the revolving credit facility. We had $22.0 million on the revolving credit line undrawn after the draw on February 3, 2023.
Equipment Loans Secured by Leased Equipment — The secured equipment loan facility under the third amended and restated loan and security agreement has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of December 31, 2022, we had $5.4 million in variable rate debt outstanding. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
We had $9.6 million of additional equipment loan advances available as December 31, 2022.
As described below, on March 10, 2023, SVB was closed and its deposits transferred and loans assumed by Silicon Valley Bridge Bank, N.A. (“SVBB”). The third amended and restated loan and security agreement requires us to maintain at least 90% of the dollar value of all our operating and depository accounts either in SVB accounts or in third party custodian accounts advised by SVB’s asset management affiliate (“SAM accounts”). In light of the status of SVB, following it closure, we established accounts and moved a portion of our cash resources to other financial institutions. We are now in discussions with SVBB regarding an amendment to the third amended and restated loan and security agreement to increase the percentage of cash that we can maintain in other accounts. We expect to resolve this issue by negotiating the amendment with SVBB and/or transferring cash to SAM accounts or to SVBB accounts, or by repaying our outstanding loan balances.
Silicon Valley Bank
On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced the closure of SVB. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S government reassured that all depositors will be fully protected. Thereafter, the

FDIC transferred all deposits of SVB to a newly created bridge bank, named SVBB, which has announced that it will be fully honoring existing credit facilities. We have an immaterial portion, specifically $4.0 million, of our total cash, cash equivalents and short-term investments in deposit accounts at SVB. Furthermore, we do not plan on significant further drawdown on our debt facilities to meet our growth objective for 2023. We believe that the closure of SVB will have minimal impact on our liquidity and business operations.
Facilities Expansion
We have substantially completed our Sapphire family of systems manufacturing facility. For the year ended December 31, 2022, we invested approximately $13.5 million in factory equipment and leasehold improvements. There are no current major capital improvements planned at this facility for 2023.

Cash Flow Summary
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change
	(In thousands)
Net cash used in operating activities	$(123,962)	$(56,404)	$(67,558)
Net cash used in investing activities	(53,022)	(33,590)	(19,432)
Net cash provided by financing activities	1,342	282,886	(281,544)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $124.0 million, consisting primarily of a net income of $10.0 million, cash used from net operating assets of $46.6 million, and non cash charges of $87.4 million. The cash used from operating assets was primarily comprised of increases in inventories of $47.0 million for Sapphire and Sapphire XC system production, contract liabilities of $7.1 million, contract assets of $6.5 million, and an increase from other net operating assets of $4.0 million, partially offset by accrued expenses and other current liabilities of $6.4 million, prepaid expenses and other current assets of $6.1 million related to insurance and vendor prepayments, accounts receivable of $3.2 million due to timing of customer payments, and accounts payable of $2.3 million. The noncash charges primarily consisted of the change in fair value related to the warrants of $19.1 million, the change in fair value related to the contingent earnout liabilities of $94.1 million, partially offset by depreciation and amortization, stock-based compensation expense, and bad debt provision expense.
Net cash used in operating activities for the year ended December 31, 2021 was $56.4 million, consisting primarily of a net loss of $107.1 million and cash used from net operating assets of $3.2 million, primarily comprised of increases in other assets of $14.5 million, prepaid expenses and other current assets of $7.6 million related to insurance and vendor prepayments, increases in inventories of $8.0 million for Sapphire and Sapphire XC system production, and increases in accounts receivable of $11.5 million due to timing of customer payments, offset by decreases in contract liabilities of $17.6 million, increases in other noncurrent liabilities of $9.4 million, increases in accrued expenses and other current liabilities of $6.9 million, decreases in other operating assets of $4.5 million and noncash charges of $53.9 million. The noncash charges primarily consisted of the loss on the convertible note modification of $50.6 million and the change in fair value related to the warrants of $5.2 million, and depreciation and amortization and stock-based compensation expense, offset by the change in fair value related to the contingent earnout liabilities of $9.3 million.
We expect our cash used in operating activities to decrease in 2023 driven by our company-wide efforts to reduce costs, manage our working capital requirements with improved planning and decrease operating expenses.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was $53.0 million, consisting of property and equipment purchases of $13.8 million, production of equipment for lease to customers of $5.6 million and purchases of available-for-sale investments of $87.7 million consisting primarily of high quality investment-grade securities, offset by $54.1 million of proceeds from maturity of available for sale investments.
Net cash used in investing activities during the year ended December 31, 2021 was $33.6 million, consisting of property and equipment purchases of $9.6 million and production of equipment for the equipment on lease to customers of $8.5 million and purchases of available-for-sale investments of $15.5 million consisting primarily of high quality investment-grade securities.

We expect our capital expenditures, excluding purchases of available-for-sale investments, to decrease in 2023 compared to 2022, as we intend to limit the number of 3D Printer systems as equipment for lease to customers and have completed the build out of our manufacturing facility.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2022 was $1.3 million, consisting of repayments of $8.1 million for loan refinance, and repayments of $0.9 million for property and equipment loans, partially offset by $6.7 million of proceeds from the loan refinance, $2.4 million proceeds from new equipment loans, and $1.2 million of proceeds from the issuance of common stock upon exercise of stock options.
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
We expect to provide cash by financing activities by issuing new equity pursuant to the ATM Sales Agreement, under the Shelf Registration Statement or otherwise or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	Total
	(In thousands)
Operating leases	$2,786	$7,309	$13,670	$23,765
Debt principal, interest and fees	2,934	5,422	—	8,356
Purchase commitments	52,441	—	—	52,441
Total contractual cash obligations	$58,161	$12,731	$13,670	$84,562
Purchase commitments (purchase orders) of $52.4 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will be delivered throughout 2023.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s consolidated financial statements, Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in this Annual Report.
Implications of Being an Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(A) of the Securities Act and have elected to take advantage of the benefits of this extended transition period.
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
3D Printer Sales
The Company bills its customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs typically over three to six months. Revenue for the 3D Printer is recognized at a point-in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance with the portion of the transaction price allocated to these services being deferred as part of Support Services and recognized over the period the services are provided.
Revenue - Variable Consideration - The sales of 3D Printer systems under certain contracts may include variable consideration such that the Company is entitled to a rate per print hour used on the 3D Printer systems. The Company makes certain estimates in calculating the variable consideration, including amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical customer usage and collection patterns to estimate variable consideration. Management reassesses the estimated variable consideration quarterly.
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 18% of revenue during the year ended December 31, 2022 and none of our revenue during year ended December 31, 2021.
The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2022 and 2021 was not material.
Recurring Payment (operating lease revenue from customers)
The Company enters into operating leases (“Recurring Payment”) for customers who do not purchase the 3D Printers (“equipment”). The contracts explicitly specify the equipment which is a production system with defined components and services including the printer itself, services, and accessories. The asset is physically distinct, the supplier does not have substitution rights, and the customer holds the right to direct the use of and obtain substantially all of the economic benefits from the use of the identified asset. The initial lease terms are for 12 months and the Company has considered the possibility of renewals when determining the length of the contract and the expectation is that customers will not exercise any renewal or purchase options at the end of the lease. The Company has evaluated our customer history on renewals, returns and purchase options and have determined the operating lease period of 12 months is appropriate and will continue to monitor our customer expectations. The arrangements provide for a base rent and usually provide for variable payments based on usage in excess of a defined threshold. Support Services are included during the lease term.
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
Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2022 or December 31, 2021.
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
Other Revenue
Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2022 and 2021.
Contracts Assets and Contract Liabilities
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to the Company’s customers. A contract asset is recognized when products or services are transferred to a customer and the right to consideration is conditional on something other than the passage of time. Contract liabilities include amounts billed or collected which is related to remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.
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
Following the Merger, 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the "Sponsor"), all of which were issued in connection with JAWS Spitfire’s initial public offering ("IPO"), became exercisable for one share of the Company's Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2022, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company's common stock at an exercise price of $2.56 per warrant share (the “2022 Private Warrant” and together with the Public Warrants and the Private Placement Warrants, the “Common Stock Warrants”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.
The Company evaluated the Common Stock Warrants, and concluded that they all do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the Public Warrants and Private Placement Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the common stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the Public Warrants and the Private Placement Warrants would be entitled to receive cash for all of their Public Warrants and Private Placement Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Public Warrant and Private Placement Warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash. These provisions preclude us from classifying the Public Warrants and Private Placement Warrants in stockholders’ equity. The 2022 Private Warrants also contain similar provisions on the treatment in the event of a qualifying cash tender offer that preclude us from classifying the 2022 Public Warrants in stockholders' equity.
We classify the Common Stock Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As these meet the definition of a derivative, we recorded these warrants within Warrant liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the

Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the "Earnout Shares"). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 12, Equity Instruments) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Fair Value Measurements
We have applied the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements. Assets and liabilities measured at fair value are classified into one of three levels in the fair value hierarchy based on the inputs used to measure fair value as follows:
Level 1 — Quoted prices observed in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and
Level 3 — Significant unobservable market inputs for the asset or liability.
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 10, Long-Term Debt and Note 11, Convertible Notes Payable, for further information.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Velo3D, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velo3D Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statement of operations and comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 20, 2023

We have served as the Company’s auditor since 2020.

Velo3D, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(In thousands, except share and per share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,983	$207,602
Short-term investments	48,214	15,483
Accounts receivable, net	9,185	12,778
Inventories	71,202	22,479
Contract assets	6,805	274
Prepaid expenses and other current assets	5,533	9,458
Total current assets	172,922	268,074
Property and equipment, net	19,812	10,046
Equipment on lease, net	9,070	8,366
Other assets	23,310	16,231
Total assets	$225,114	$302,717
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,207	$9,882
Accrued expenses and other current liabilities	15,877	9,414
Debt – current portion	2,775	5,114
Contract liabilities	15,194	22,252
Total current liabilities	46,053	46,662
Long-term debt – less current portion	5,422	2,956
Contingent earnout liabilities (Note 12)	17,414	111,487
Warrant liabilities (Note 12)	2,745	21,705
Other noncurrent liabilities	12,634	9,492
Total liabilities	84,268	192,302
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 shares authorized at December 31, 2022 and 2021, respectively, 187,561,368 and 183,232,494 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	361,528	340,294
Accumulated other comprehensive loss	(837)	(14)
Accumulated deficit	(219,847)	(229,867)
Total stockholders’ equity	140,846	110,415
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$225,114	$302,717

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022 and 2021
(In thousands, except per share data)

	2022	2021
Revenue
3D Printer	$71,346	$23,015
Recurring payment	4,161	1,589
Support services	5,250	2,835
Total Revenue	80,757	27,439
Cost of revenue
3D Printer	68,253	17,560
Recurring payment	2,612	1,112
Support services	6,998	3,809
Total cost of revenue	77,863	22,481
Gross profit	2,894	4,958
Operating expenses
Research and development	46,266	27,002
Selling and marketing	23,907	12,363
General and administrative	36,982	23,352
Total operating expenses	107,155	62,717
Loss from operations	(104,261)	(57,759)
Interest expense	(372)	(2,740)
Loss on the convertible note modification	—	(50,577)
Gain (loss) on fair value of warrants	19,129	(5,202)
Gain on fair value of contingent earnout liabilities	94,073	9,275
Other income (expense), net	1,451	(88)
Gain (loss) before provision for income taxes	10,020	(107,091)
Provision for income taxes	—	—
Net income (loss)	10,020	(107,091)

Net income (loss) per share:
Basic	$0.05	$(1.82)
Diluted	$0.05	$(1.82)

Shares used in computing net income (loss) per share:
Basic	185,079,101	58,688,496
Diluted	202,174,903	58,688,496

Net income (loss)	$10,020	$(107,091)
Net unrealized holding losses on available-for-sale investments	(823)	(14)
Total comprehensive income (loss)	$9,197	$(107,105)

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Cash flows from operating activities
Net income (loss)	$10,020	$(107,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	5,290	3,007
Stock-based compensation	20,148	4,368
Loss on convertible note modification	—	50,577
Loss (gain) on fair value of warrants	(19,129)	5,202
Gain on fair value of contingent earnout liabilities	(94,073)	(9,276)
Bad debt provision	387	—
Changes in assets and liabilities
Accounts receivable	3,206	(11,546)
Inventories	(47,017)	(8,010)
Contract assets	(6,531)	2,759
Prepaid expenses and other current assets	6,142	(7,628)
Other assets	(1,241)	(14,499)
Accounts payable	2,341	1,876
Accrued expenses and other liabilities	6,362	6,878
Contract liabilities	(7,058)	17,550
Other noncurrent liabilities	(2,809)	9,429
Net cash used in operating activities	(123,962)	(56,404)
Cash flows from investing activities
Purchase of property and equipment	(13,822)	(9,619)
Production of equipment for lease to customers	(5,595)	(8,480)
Purchases of available-for-sale investments	(87,655)	(15,491)
Proceeds from maturity of available for sale investments	54,050	—
Net cash used in investing activities	(53,022)	(33,590)
Cash flows from financing activities
Proceeds from Merger, net of transaction costs	—	123,270
Proceeds from PIPE financing	—	155,000
Proceeds from term loan	—	19,339
Proceeds from loan refinance, net of issuance costs	6,664	—
Repayment of loans in connection with loan refinance	(8,089)	—
Repayment of term loan	—	(25,283)
Repayment of property and equipment loan	(889)	(833)
Proceeds from term loan revolver facility	—	3,000
Proceeds from equipment loans	2,400	5,419
Repayment of equipment loans	—	(2,411)
Proceeds from convertible notes	—	5,000
Issuance of common stock upon exercise of stock options	1,256	385
Net cash provided by financing activities	1,342	282,886
Effect of exchange rate on cash and cash equivalents	23	(7)
Net change in cash and cash equivalents	(175,619)	192,885
Cash and cash equivalents and restricted cash at beginning of period	208,402	15,517
Cash and cash equivalents and restricted cash at end of period	$32,783	$208,402
Supplemental disclosure of cash flow information

Cash paid for interest	372	1,417
Supplemental disclosure of non-cash information
Conversion of convertible notes to Series D redeemable convertible preferred stock	—	5,000
Unpaid liabilities related to property and equipment	—	1,271
Conversion of warrants into redeemable convertible preferred stock, net settlement	—	899
Conversion of redeemable convertible preferred stock into common stock	—	180,180
Conversion of warrants into common stock, net settlement	—	3,635
Reclassification of warrants liability upon the reverse recapitalization	—	21,051
Reclassification of contingent earnout liability upon the reverse recapitalization	—	120,763
Issuance of common stock warrants in connection with financing	170	316
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$31,983	$207,602
Restricted cash (Other assets)	800	800
Total cash and cash equivalents, and restricted cash	$32,783	$208,402
The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2022 and 2021
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	117,734,383	$123,704	16,003,558	$1	$14,954	$—	$(122,776)	$(107,821)
Conversion of warrants into preferred stock, net settlement	126,802	899	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	6,820,022	55,577	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(124,681,207)	(180,180)	126,310,700	—	180,180	—	—	180,180
Conversion of warrants into common stock, net settlement	—	—	239,992	—	3,635	—	—	3,635
Issuance of contingent earnout liability upon the reverse recapitalization	—	—	—	—	(120,763)	—	—	(120,763)
Issuance of warrants upon the reverse recapitalization	—	—	—	—	(21,051)	—	—	(21,051)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	40,409,132	1	278,270	—	—	278,271
Issuance of common stock upon exercise of stock options	—	—	269,112	—	385	—	—	385
Issuance of common stock warrants in connection with financing	—	—	—	—	316	—	—	316
Stock-based compensation	—	—	—	—	4,368	—	—	4,368
Net loss	—	—	—	—	—		(107,091)	(107,091)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Balance as of December 31, 2021	—	$—	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options	—	—	2,980,626	—	1,256	—	—	1,256
Stock-based compensation	—	—	1,348,248	—	20,148	—	—	20,148
Issuance of common stock warrant in connection with financing					(170)			(170)
Net income (loss)	—	—	—	—		—	10,020	10,020
Other comprehensive loss	—	—	—	—	—	(823)	—	(823)
Balance as of December 31, 2022	—	$—	187,561,368	$2	$361,528	$(837)	$(219,847)	$140,846
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
Velo3D’s subsidiaries are Velo3D US, Inc., (formerly known as Velo3D, Inc. (“Legacy Velo3D”), was founded in June 2014 as a Delaware corporation headquartered in Campbell, California), Velo3D, B.V., (a sales and marketing office located in the Netherlands) and Velo3D, GmbH, (a sales and marketing office located in Germany). The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
The Company has incurred losses from operations through the years ended December 31, 2022 and 2021, respectively, and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2022, the Company had an accumulated deficit of $219.8 million.
As of March 20, 2023, the issuance date of the consolidated financial statements, the Company believes that the cash and cash equivalents on hand, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months from the date of issuance of these consolidated financial statements. On February 6, 2023, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock, par value $0.00001 per share. See Note 18. Subsequent Events, for further information.

Note 2. Summary of Significant Accounting Policies
The principal accounting policies applied in the preparation of the consolidated financial statements are set forth below. These policies have been consistently applied to all the periods presented, unless otherwise stated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, standalone selling price for performance obligations in contracts with customers, variable consideration for sale and utilization fee contracts with customers, the valuation of redeemable convertible preferred stock warrants and common stock warrants, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of contingent earnout liabilities, inventory reserves, and the valuation of deferred income tax assets and uncertain tax positions.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
See Note 17, Revenue, for customer concentration of revenue and accounts receivable.
The Company relies on several key suppliers for products and services. While alternative providers have and could be identified, the Company is subject to supply and pricing risks.
Impact of COVID-19
The Company continues to operate its business through the lingering effects of the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, and vendors with which it operates. The impact of COVID-19 on the Company’s operating results has added uncertainty in timing of customer orders creating longer lead times for sales and marketing. While the COVID-19 pandemic has tapered, the Company continues to experience various supply chain constraints due to the pandemic, and thereby leading to delays in installation of its products at customers' facilities, which could lead to postponed customer acceptance of the transactions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 10, Long-Term Debt and Note 11, Convertible Notes Payable, for further information.
Cash and Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less, when purchased, are classified as cash equivalents. Cash equivalents may be invested in money market funds and are carried at cost, which approximates their fair value.
In June 2021, in conjunction with the new 80,000+ square foot facility to begin production of the Company’s Sapphire XC 3D Printer in late 2021, the Company issued a one-year letter of credit for $0.8 million to the landlord to secure the agreement, which automatically renews for another annual period. The Company has restricted cash to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
3D Printer Sales
The Company bills its customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs typically over three to six months. Revenue for the 3D Printer is recognized at a point-in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance with the portion of the transaction price allocated to these services being deferred as part of Support Services and recognized over the period the services are provided.
Revenue - Variable Consideration - The sales of 3D Printer systems under certain contracts may include variable consideration such that the Company is entitled to a rate per print hour used on the 3D Printer systems. The Company makes certain estimates in calculating the variable consideration, including amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, the Company uses all available information including historical customer usage and collection patterns to estimate variable consideration. Management reassesses the estimated variable consideration quarterly.
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 18% of revenue during the year ended December 31, 2022 and none of our revenue during year ended December 31, 2021.
The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2022 and 2021 was not material.
Recurring Payment (operating lease revenue from customers)
The Company enters into operating leases (“Recurring Payment”) for customers who do not purchase the 3D Printers (“equipment”). The contracts explicitly specify the equipment which is a production system with defined components and services including the printer itself, services, and accessories. The asset is physically distinct, the supplier does not have substitution rights, and the customer holds the right to direct the use of and obtain substantially all of the economic benefits from the use of the identified asset. The initial lease terms are for 12 months and the Company has considered the possibility of renewals when determining the length of the contract and the expectation is that customers will not exercise any renewal or purchase options at the end of the lease. The Company has evaluated our customer history on renewals, returns and purchase options and have determined the operating lease period of 12 months is appropriate and will continue to monitor our customer expectations. The

Velo3D, Inc.
Notes to Consolidated Financial Statements
arrangements provide for a base rent and usually provide for variable payments based on usage in excess of a defined threshold. Support Services are included during the lease term.
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
Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2022 or December 31, 2021.
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
Other Revenue
Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2022 and 2021.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

	Estimated useful life
Equipment on lease..........................................................................	3	-	5 years
Computers and software..................................................................	1	-	3 years
R&D lab equipment..........................................................................	3	-	5 years
Furniture and fixtures........................................................................	3	-	5 years
Leasehold improvements..................................................................	Shorter of the remaining lease term or useful life of 10 years
Expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Expenditures for non-major repairs and maintenance are charged to expense as incurred.
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of December 31, 2022 and 2021, capitalized costs were not material.

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
The Company has operating leases for office space, warehouse, research and development facilities, and manufacturing facilities. The carrying value of right of use (“ROU”) assets and lease liabilities are based on the present value of future minimum lease payments, as adjusted for any initial direct costs, and are recognized over the lease term on the straight-line method. The Company has elected the short-term lease exemption for all leases with a term of 12 months or less. The Company elected the practical expedient to capitalize the total lease payment rather than separate lease and non-lease components and only capitalize the lease component.
Warrants for Redeemable Convertible Preferred Stock
Warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities because the warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise. Warrants for redeemable convertible preferred stock are recorded within other noncurrent liabilities on the balance sheets. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date. Changes in fair value of the warrants for redeemable convertible preferred stock are recorded in the Statements of Operations and Comprehensive Income (Loss) in (Loss) gain on fair value of warrants. The liability was adjusted for changes in fair value until the warrants were exercised as part of the Merger.
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
Following the Merger, 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2022, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share (the “2022 Private Warrant” and together with the Public Warrants and the Private Placement Warrants, the “Common Stock Warrants”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.
The Company evaluated the Common Stock Warrants, and concluded that they all do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the Public Warrants and Private Placement Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the common stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the Public Warrants and the Private Placement Warrants would be entitled to receive cash for all of their Public Warrants and Private Placement Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Public Warrant and Private Placement Warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash.

Velo3D, Inc.
Notes to Consolidated Financial Statements
These provisions preclude us from classifying the Public Warrants and Private Placement Warrants in stockholders’ equity. The 2022 Private Warrants also contain similar provisions on the treatment in the event of a qualifying cash tender offer that preclude us from classifying the 2022 Public Warrants in stockholders' equity.
The Company classifies the Common Stock Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants within Warrant liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 12, Equity Instruments) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
Selling and marketing expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the sales and marketing efforts to expand the Company’s brand and market share. Also, selling and marketing expenses includes third-party consulting fees, advertising, and allocated overhead. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2022 and 2021 were not material.
General and administrative expenses consist primarily of salaries, occupancy costs including rent and utilities, and depreciation; information technology used in the business; professional services costs including legal, accounting, and consulting; and other.
Income Taxes
The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary, to reduce deferred tax assets where it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more-likely-than-not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2022 and 2021.
A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
Net Income (Loss) per Share
Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities.
Under the two-class method, basic net income (loss) per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share adjusts basic net income (loss) per share for the effect of potentially dilutive securities.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) plus all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term available-for-sale investment securities represent the components of other comprehensive loss that are excluded from the reported net income (loss) and are presented in the consolidated statements of operations and comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05, “Leases (“Topic 842”) Lessors — Certain Leases with Variable Lease Payments”, that amends the lessor’s lease classification for leases that include any amount of variable lease payments that are not variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a selling loss. This guidance is effective for the Company for the fiscal year beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance in the first quarter of fiscal year 2022. The effect on the consolidated financial statements and related disclosures was not material.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 3. Reverse Recapitalization
On September 29, 2021, Merger Sub merged with Legacy Velo3D, with Legacy Velo3D surviving as a wholly-owned subsidiary of Velo3D. Immediately prior to the closing of the Merger:
•all issued and outstanding 6,738,651 shares of Legacy Velo3D outstanding Series A redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.178 basis:
•all issued and outstanding 8,386,456 shares of Legacy Velo3D outstanding Series B redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.273 basis:
•all issued and outstanding 8,513,343 shares of Legacy Velo3D outstanding Series C redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:2.372 basis:
•all issued and outstanding 101,042,757 shares of Legacy Velo3D outstanding Series D redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy Velo3D common stock on a 1:1.000 basis:
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 4. Basic and Diluted Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share to common stockholders:

	December 31,
	2022	2021
	(In thousands, except share per share data)
Numerator:
Net income (loss)	$10,020	$(107,091)

Denominator:
Basic weighted average shares outstanding	185,079,101	58,688,496
Effect of dilutive securities:
Common stock warrants	7,999	—
Restricted stock units	345,714	—
Common stock options	16,742,089	—
Diluted weighted average shares outstanding	202,174,903	58,688,496

Net income (loss) per share
Basic	$0.05	$(1.82)
Diluted	$0.05	$(1.82)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2022	2021
	(per share data)
Common stock warrants	13,075,000	13,075,000
Restricted stock units issued and outstanding	3,819,727	4,041,346
Common stock options issued and outstanding	725,711	21,191,226
Total potentially dilutive common share equivalents	17,620,438	38,307,572
Total potentially dilutive common share equivalents for the years ended December 31, 2022 and 2021, exclude 21,758,149 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 5. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$31,728	$—	$—	$31,728
U.S. Treasury securities (ii)	24,701	—	—	24,701
Corporate bonds (ii)	—	23,513	—	23,513
Total financial assets	$56,429	$23,513	$—	$79,942
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,748	$—	$—	$1,748
Common stock warrant liabilities (Private Placement) (iii)	—	—	888	888
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	109	109
Contingent earnout liabilities	—	—	17,414	17,414
Total financial liabilities	$1,748	$—	$18,411	$20,159

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$207,471	$—	$—	$207,471
U.S. Treasury securities (ii)	8,141	—	—	8,141
Corporate bonds (ii)	—	7,342	—	7,342
Total financial assets	$215,612	$7,342	$—	$222,954
Liabilities
Common stock warrant liabilities (Public) (iii)	$14,318	$—	$—	$14,318
Common stock warrant liabilities (Private Placement) (iii)	—	—	7,387	7,387
Contingent earnout liabilities	—	—	111,487	111,487
Total financial liabilities	$14,318	$—	$118,874	$133,192
(i)     Included in cash and cash equivalents on the consolidated balance sheets.
(ii)     Included in short-term investments on the consolidated balance sheets.
(iii)    Included in warrant liabilities on the consolidated balance sheets.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2022 and 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liabilities	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities
	(In thousands)
Fair value as of January 1, 2022	$—	$7,387	$—	$111,487
Issuance of warrants	—	—	170	—
Change in fair value	—	(6,499)	(61)	(94,073)
Fair value as of December 31, 2022	$—	$888	$109	$17,414

Fair value as of January 1, 2021	$181	$—	$—	$—
Private placement warrant liabilities acquired as part of the reverse recapitalization	—	7,164	—	—
Contingent earnout liabilities recognized upon the closing of the reverse recapitalization	—	—	—	120,763
Change in fair value	718	223	—	(9,276)
Exercise of warrants	(899)	—	—	—
Fair value as of December 31, 2021	$—	$7,387	$—	$111,487
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 6. Investments
Available-for-sale Investments
The Company began investing in available-for-sale (“AFS”) investments in the fourth quarter of 2021. The following table summarizes our AFS investments. These are classified as "Short-term investments" on the consolidated balance sheets.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$25,124	$—	$(423)	$24,701
Corporate bonds	23,927	—	(414)	23,513
Total available-for-sale investments	$49,051	$—	$(837)	$48,214

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$8,154	$—	$(13)	$8,141
Corporate bonds	7,343	1	(2)	7,342
Total available-for-sale investments	$15,497	$1	$(15)	$15,483
The following table presents the breakdown of the available-for-sale investments in an unrealized loss position as of December 31, 2022 and December 31, 2021, respectively.

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$16,702	$(365)	$8,141	$(13)
Greater than 12 months	$7,999	$(58)	$—	$—
Total	$24,701	$(423)	$8,141	$(13)

Corporate bonds
Less than 12 months	$18,951	$(387)	$5,640	$(2)
Greater than 12 months	$1,478	$(27)	$—	$—
Total	$20,429	$(414)	$5,640	$(2)
The Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2022 and December 31, 2021. There were no material realized gains or losses on AFS investments for the years ended December 31, 2022 and December 31, 2021.

Velo3D, Inc.
Notes to Consolidated Financial Statements
AFS investments with maturities greater than 12 months were $12.4 million at December 31, 2022.
Note 7. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Trade Receivables	$9,639	$12,845
Less: Allowances for Doubtful Accounts	(454)	(67)
Total	$9,185	$12,778
Inventories
Inventories consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$58,585	$16,594
Work-in-progress	12,617	5,885
Total	$71,202	$22,479
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Prepaid insurance and other	$3,316	$5,326
Vendor prepayments	2,217	4,132
Total	$5,533	$9,458

Velo3D, Inc.
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Computers and software	$2,222	$1,397
R&D lab equipment	7,379	2,283
Furniture and fixtures	181	88
Leasehold improvements	16,273	2,771
Construction in progress	—	6,273
Total property, plant and equipment	26,055	12,812
Less accumulated depreciation and amortization	(6,243)	(2,766)
Property, plant and equipment, net	$19,812	$10,046
Depreciation expense for the years ended December 31, 2022 and 2021 was $3.6 million and $1.2 million, respectively.
Other Assets
Other assets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Right of use assets	$13,545	$11,073
Net investment in sales-type lease	6,554	$2,500
Non-current prepaid expenses and other assets	3,211	$2,658
Total Other assets	$23,310	$16,231

Accrued Expenses & Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued expenses	$8,602	$3,015
Accrued salaries and benefits	4,830	4,143
Lease liability – current portion	2,445	2,256
Total Accrued expenses and other current liabilities	$15,877	$9,414

Velo3D, Inc.
Notes to Consolidated Financial Statements
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Lease liabilities - noncurrent portion	12,206	9,184
Other noncurrent liabilities	428	308
Total other noncurrent liabilities	$12,634	$9,492
See Note 12, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
Note 8. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $10.6 million and accumulated depreciation of $1.5 million as of December 31, 2022. The total depreciation expense was $1.7 million and included in cost of revenue for the year ended December 31, 2022.
The equipment leased to customers had a cost basis of $9.3 million and accumulated depreciation of $0.9 million as of December 31, 2021. The total depreciation expense was $0.7 million and included in cost of revenue for the year ended December 31, 2021.
The equipment on lease initial lease terms are generally for 12 months and the Company has considered the possibility of renewals when determining the length of the contract and the expectation is that customers will not exercise any renewal or purchase options at the end of the lease. The Company has evaluated our customer history on renewals, returns and purchase options and have determined the operating lease period of 12 months is appropriate.
As noted above, we are unsure of when the customer will return or renew leased equipment. Additionally, lessees do not provide residual value guarantees on equipment on lease. The future lease payments expected in 2023 are $1.9 million.
Lease payments consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Equipment on lease payments	3,483	1,556
Equipment on lease variable payments	678	33
Total lease payments	$4,161	$1,589
The Company entered into debt secured by certain leased equipment to customers. See Note 10, Long-term Debt, for a description of these financing arrangements.
Note 9. Leases
The Company leases its office and manufacturing facilities under five non-cancellable operating leases, including options to extend, which expire in 2023 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease. During the year ended December 31, 2022 the manufacturing facility operating lease was re-measured in accordance with ASC 842, Leases, as management's intent is to exercise the renewal option at the end of the lease term due to the significant leasehold improvement investments made to the facility.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The manufacturing facility operating lease at Campbell (McGlincy) expired on January 31, 2023, and was renewed on a month-to-month lease terminating on March 31, 2023.
Total ROU assets and lease liabilities are as follows:

	December 31,
	2022	2021
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$13,545	$11,073
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,411	$2,222
Noncurrent (Other noncurrent liabilities)	12,201	9,143
	14,612	11,365
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$35	$33
Noncurrent (Other noncurrent liabilities)	5	41
	$40	$74
Total lease liabilities	$14,652	$11,439
There were no impairments recorded related to these assets as of December 31, 2022 and 2021.
Information about lease-related balances were as follows:

	December 31,
	2022	2021
	(In thousands, except years and percentages)
Operating lease expense	$2,956	$1,058
Financing lease expense	36	31
Short-term lease expense	351	186
Total lease expense	$3,343	$1,275
Cash paid for leases	$2,360	$1,018
Weighted – average remaining lease term – operating leases (years)	4.1	4.9
Weighted – average discount rate – operating leases	8.7%	4.4%
Maturity of operating lease liabilities as of December 31, 2022 are as follows:

(In thousands)
2023	$2,786
2024	2,730
2025	2,266
2026	2,313
Thereafter	13,670
Total operating lease payments	$23,765
Less portion representing imputed interest	(9,153)
Total operating lease liabilities	$14,612
Less current portion	2,411
Long-term portion	$12,201

Velo3D, Inc.
Notes to Consolidated Financial Statements

Note 10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Revolving credit line	$3,000	$3,000
Equipment loan	5,356	5,089
Deferred financing costs	(159)	(19)
Total	$8,197	$8,070
Debt – current portion	2,775	5,114
Long-term debt – less current portion	$5,422	$2,956

The Company’s banking arrangements include three facilities and a revolving credit line with its primary bank. These loans contain customary representations and warranties, reporting covenants, events of default and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance and furnishes audited financial statements no later than the date of delivery to the Board of Directors. As of December 31, 2022, the Company was in compliance with our reporting covenants.
The Company amortizes deferred financing costs over the life of the borrowing. As of December 31, 2022 and 2021, the remaining unamortized balance of deferred financing costs was $0.2 million and less than $0.1 million, respectively and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — In May 2021, the Company executed the third amended and restated loan and security agreement and a mezzanine loan and security agreement with Silicon Valley Bank, the Company’s primary lender, which included a $10.0 million revolving credit line and an $8.5 million secured equipment loan facility (see below).
In August 2021, the Company drew $3.0 million on the revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. The effective interest rate was 5.7% and 4.7%, respectively, for the year ended December 31, 2022 and 2021. The deferred loan fees were less than $0.2 million as of December 31, 2022.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement that made certain modifications to its third amended and restated loan and security agreement, as amended. The joinder and fourth loan modification agreement, among other things, amended the third amended and restated loan and security agreement to (i) increase the amount of the revolving credit line to $30.0 million, and (ii) extend the maturity date of the revolving credit line to December 31, 2024. The Company has $27.0 million of the revolving credit line undrawn as December 31, 2022.
On February 3, 2023, the Company drew an additional $5.0 million on the revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 22 months due on December 31, 2024. The Company has $22.0 million on the revolving credit line undrawn after the draw on February 3, 2023.
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
During the year ended December 31, 2021, the Company executed seven additional advances on the first facility for $5.6 million secured by equipment leased to customers. As of December 31, 2021, the outstanding balance was $5.1 million. For the year ended December 31, 2022, $2.1 million in principal payments were paid and the Company executed an additional $2.4 million of advances on the equipment loans. As of December 31, 2022, the outstanding balance was $5.4 million. As of December 31, 2022, the deferred loans fees associated with the equipment loans was $0.2 million. The effective interest rate was 3.4% and 5.9% for the years ended December 31, 2022 and 2021, respectively.
On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement that made certain modifications to its third amended and restated loan and security agreement, including (iii) establishing a secured equipment loan facility of up to $15.0 million available through December 31, 2023. This increased the previous $8.5 million facility to $15.0 million, which has a variable interest rate of the greater of Prime rate or 3.25% and terms of three years. The Company has $9.6 million of additional equipment loan advances available as December 31, 2022.
The future minimum aggregate payments for the above borrowings are as follows as of December 31, 2022:

(In thousands)
2023	$2,934
2024	1,622
2025	3,800
$8,356
Note 11. Convertible Notes Payable
On January 4, 2021, concurrent with the Legacy Velo3D Series D redeemable convertible preferred stock issuance, the Company issued a convertible note at a principal amount of $5.0 million with a maturity date of January 3, 2023. Interest accrued on the convertible note at 1.28% per annum.
In September 2021, the convertible promissory note agreement was amended to reflect an automatic conversion to Legacy Velo3D Series D redeemable convertible preferred stock upon a change in control. The modification was accounted for as a debt extinguishment per ASC 470-50 Debt and resulted in a $50.6 million fair

Velo3D, Inc.
Notes to Consolidated Financial Statements
value adjustment to the $5.0 million convertible promissory note. The convertible note converted automatically in connection with the Merger. There was no convertible note payable as of December 31, 2022 and 2021.
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
Note 12. Equity Instruments
Common stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	December 31,
	2022	2021
	(share data)
Common stock warrants	13,145,000	13,075,000
Shares available for future grant under 2021 Equity Incentive Plan	20,861,294	17,533,471
Reserved for employee stock purchase plan	5,495,601	3,663,277
Total shares of common stock reserved	39,501,895	34,271,748

Velo3D, Inc.
Notes to Consolidated Financial Statements
Warrant liabilities

Warrants for common stock of 13,145,000 and 13,075,000 were exercisable 1-to-1 as of December 31, 2022 and 2021, respectively. Private Placement Warrants, the 2022 Private Warrant and Public Warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	December 31, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2022
						(In thousands)
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$888
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43	$109
Public Warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$1,748
			13,145,000			$2,745

	December 31, 2021
	Issue Date	Expiration Date	Number of Warrant	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2021
						(In thousands)
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$7,387
Public Warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$14,318
			13,075,000			$21,705
Private Placement Warrants - Common Stock
Concurrently with JAWS Spitfire’s IPO, 4,450,000 Private Placement Warrants were issued to the Sponsor at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of December 31, 2022, the number of Private Placement Warrants issued was 4,450,000.
2022 Private Warrant - Common Stock
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, the Company issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share . The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Public Warrants - Common Stock
In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant . Each Public Warrant is exercisable to purchase shares of common stock at $11.50 per share. As of December 31, 2022, the number of Public Warrants issued was 8,625,000.
The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.
Common Stock Warrant Liabilities
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization. The 2022 Private Warrant was issued in connection with the joinder and fourth loan modification. See Note 10, Long-Term Debt. The liability for warrants on common stock carried at fair value was as follows:

	December 31,
	2022	2021
	(In thousands)
Beginning Balance	$21,705	$—
Issuance of warrants upon the reverse recapitalization	—	21,051
Issuance of common stock warrant in connection with financing	170	—
Gain (loss) on fair value of warrants	(19,129)	654
Ending Balance	$2,745	$21,705
The liabilities associated with the Private Placement Warrants and 2022 Private Warrant were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the years ended December 31, 2022 and 2021.
Private Placement Warrant
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of December 31, 2022	As of December 31, 2021
Current stock price	$1.79	$7.81
Expected volatility	68.0%	40.5%
Risk-free interest rate	4.1%	1.2%
Dividend yield	—%	—%
Expected term (in years)	3.75	4.75

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
2022 Private Warrant
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant liability were as follows:

As of December 31, 2022
Current stock price	$1.79
Expected volatility	86.9%
Risk-free interest rate	3.9%
Dividend rate	—%
Expected Term (years)	11.57
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the Company's common stock trading volatility was considered as of December 31, 2022. A blended weighting of the different volatility scenarios was utilized to arrive at the conclusion, where the Company utilized a 50% implied public warrant volatility and 50% Company common stock trading volatility weighting. The Company may reevaluate this volatility assumption in subsequent quarters.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
warrant was liability classified. The fair value of the warrants are remeasured each reporting period using Level 3 inputs with the increase or decrease recorded in other income (expense), net in the statements of operations.
The liability for warrants on redeemable convertible preferred stock (carried at fair value) was as follows:

December 31,
2021
(In thousands)
Beginning Balance	$181
Change in fair value (Other income (expense), net)	4,484
Exercise of warrants (Redeemable preferred convertible stock)	(4,665)
Ending Balance	$—
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
During the time period between Closing and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 21,758,148 shares of additional Common Stock, which is based on two tranches or 10,879,074 per tranche as noted above. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 13, Equity Incentive Plans & Stock Based Compensation, for further discussion.
The estimated fair value of the contingent earnout liabilities at the Closing Date was $120.8 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. The change in fair value of contingent earnout liabilities are recognized in the consolidated statement of operations and comprehensive income (loss).
The rollforward for the contingent earnout liabilities was as follows:

	December 31,
	2022	2021
	(In thousands)
Beginning Balance	$111,487	$—
Issuance of contingent earnout liability upon the reverse capitalization	—	120,763
Change in fair value of contingent earnout liabilities	(94,073)	(9,275)
Ending Balance	$17,414	$111,487

Velo3D, Inc.
Notes to Consolidated Financial Statements
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of December 31, 2022	As of December 31, 2021
Current stock price	$1.79	$7.81
Expected volatility	89.9%	52.5%
Risk-free interest rate	4.1%	1.2%
Dividend yield	—%	—%
Expected Term (years)	3.75	4.75
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the Company's common stock trading volatility was considered as of December 31, 2022. A blended weighting of the different volatility scenarios was utilized to arrive at the conclusion, where the Company utilized a 50% implied public warrant volatility and 50% Company common stock trading volatility weighting. The Company may reevaluate this volatility assumption in subsequent quarters.
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
In 2021, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”) which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. The Company initially reserved 42,766,043 shares of its common stock for issuance under the 2021 EIP. In March 2022, pursuant to the evergreen provisions of the 2021 EIP, the Company registered an additional 9,161,624 shares of common stock for issuance under the 2021 EIP.
As of December 31, 2022, the Company has an allocated reserve of 47,540,079 shares of its common stock for issuance under the 2021 EIP.
In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 3,663,277 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant

Velo3D, Inc.
Notes to Consolidated Financial Statements
to the evergreen provisions of the 2021 ESPP, the Company registered an additional 1,832,324 shares of common stock for issuance under the 2021 ESPP.
As of December 31, 2022, the Company has an allocated reserve of 5,495,601 shares of its common stock for issuance under the 2021 ESPP. As of December 31, 2022, the Company had not begun any offering periods for the 2021 ESPP.
Awards granted under the 2021 EIP generally expire 10 years from the date of grant, or earlier if services are terminated. The exercise price of stock options grants shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Company’s Board of Directors. Awards generally vest based on continuous service over 4 years. Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan.
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2020	21,471	$0.33	9.3
Granted	1,023	$6.69
Exercised	(269)	$1.35
Forfeited or expired	(1,034)	$1.09
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Options vested and expected to vest as of December 31, 2021	21,191	$0.58
Vested and exercisable as of December 31, 2021	9,361	$0.56

Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(2,981)	$0.41
Forfeited or expired	(1,250)	$1.60
Outstanding as of December 31, 2022	16,960	$0.54	7.3
Options vested and expected to vest as of December 31, 2022	16,960	$0.54
Vested and exercisable as of December 31, 2022	11,000	$0.65
The aggregate intrinsic value of options outstanding was $24.4 million and $153.2 million, as of December 31, 2022 and 2021, respectively. Intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $10.9 million and $1.0 million, respectively. The weighted-average grant date fair value of options granted in the year ended December 31, 2021 was $3.58 per share. The total grant date fair value of options vested was $1.9 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, total unrecognized compensation cost related to options was $0.9 million and is expected to be recognized over a weighted-average period of 1.5 years.
For the year ended December 31, 2021, the Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Velo3D common stock underlying the stock options had historically been

Velo3D, Inc.
Notes to Consolidated Financial Statements
determined by the Legacy Velo3D board of directors, as there was no public market for Legacy Velo3D’s common stock prior to Merger closing. Therefore, the Legacy Velo3D board of directors had determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible preferred stock and common stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
For the year ended December 31, 2022 there were no options granted. The weighted-average assumptions in the Black-Scholes option-pricing model used to determine the fair value of stock options granted for the year ended December 31, 2021 were as follows:

December 31,
2021
Expected volatility	59%
Risk-free interest rate	0.9% - 1.0%
Dividend yield	—%
Expected term (in years)	5.72
Discount for Lack of Marketability	9.2%
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
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant. The company granted 4,041,346 RSUs for the year ended December 31, 2021 at the weighted average grant date fair value of $7.26 per share and an aggregate intrinsic value of $29.5 million.
The following table summarizes outstanding and expected to vest RSUs as of December 31, 2022 and their activity during the year ended December 31, 2022:

Velo3D, Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per Share Data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$29,476
Granted	7,996	3.57	28,338
Released	(1,348)	6.26	4,472
Cancelled	(971)	6.07	3,521
Balance as of December 31, 2022	9,718	$4.48	$17,396
Expected to vest as of December 31, 2022	9,718	$4.48	$17,396
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of December 31, 2022, there was $41.3 million of unrecognized compensation cost related to 9.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	December 31,
	2022	2021
	(In thousands)
Restricted stock units	$10,723	$355
Stock options	1,690	2,453
Earnout shares - employees	7,737	1,560
	$20,150	$4,368
The following sets forth the total stock-based compensation expense by operating expense category, of which we do not allocate to Cost of Revenue, included in the statements of operations:

Velo3D, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
	(In thousands)
Research and development	$9,849	$1,851
Selling and marketing	4,554	816
General and administrative	5,747	1,701
	$20,150	$4,368
Note 14. Income Taxes
The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to “Gain (loss) before provision for income taxes” for the years ended December 31, 2022 and 2021.
The reconciliation of the provision computed at the federal statutory rate to the Company's provision (benefit) for income taxes as follows:

	December 31,
	2022		2021
	(In thousands, except percentages)
Tax at federal statutory rate	$2,104	(21.0)%	$(22,489)	(21.0)%
State, net of federal benefit	(5,083)	50.7%	(3,100)	(2.9)%
Stock based compensation	766	(7.6)%	341	0.3%
Fair value adjustments	(23,773)	237.3%	9,766	9.1%
Research and development credits	(1,358)	13.6%	(1,019)	—%
Transaction costs	—	—%	(1,838)	(1.7)%
Other	170	(1.8)%	29	(0.9)%
Change in valuation allowance	27,174	(271.2)%	18,310	17.1%
Total provision for income taxes	$—	—%	$—	—%
The Company did not incur income tax expense or benefit for the years ending December 31, 2022 or December 31, 2021.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$64,731	$51,036
Research and development tax credits	9,269	7,018
Stock based compensation	3,764	1,250
Fixed assets and intangibles	(410)	(342)
Lease liability	3,694	2,798
Section 174 Research and development capitalization	7,345	—
Other timing differences	3,093	1,622
Total deferred tax assets	$91,486	$63,382
Valuation allowance	$(87,827)	$(60,653)
Net deferred tax assets	$3,659	$2,729

Deferred tax liabilities
Right of use assets	$(3,659)	$(2,729)
Total deferred tax liabilities	$(3,659)	$(2,729)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The Company concluded that it was not more-likely-than-not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $27.2 million and $18.3 million for the years ended December 31, 2022 and 2021, respectively, due to stock based compensation, current and previous year losses and credits claimed.
As of December 31, 2022, the Company had $243.4 million and $209.4 million federal and state net operating losses (“NOLs”), respectively, available to reduce future taxable income, which will begin to expire in 2034 and 2030 respectively for federal and for state tax purposes. The Company had $197.5 million of federal net operating loss included above and can be carried forward indefinitely.
As of December 31, 2021, the Company had $193.2 million and $149.9 million of federal and state net operating losses available to reduce future taxable income.
The Company also has federal research and developmental tax credit carryforwards of approximately $7.8 million which begin to expire in 2034, and state research and developmental tax credit carryforwards of $7.2 million as of December 31, 2022. The state credits have no expiration date.
The provision for income taxes for the year ended December 31, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental (“R&E”) expenditures incurred after December 31, 2021.

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$3,684	$2,861
Additions based on tax positions related to the current year	1,066	823
Balance at end of year	$4,750	$3,684
For the years ended December 31, 2022 and 2021, the amount of unrecognized tax benefits increased $1.1 million and $0.8 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2022 and 2021 the total amount of unrecognized tax benefits was $4.8 million and $3.7 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.
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
The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.
As of December 31, 2022 and 2021, foreign income taxes or liabilities were immaterial.
Note 15. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of December 31, 2022 and 2021, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. If inventory is shipped, the Company will accrue a liability under accrued expenses. However, certain purchase obligations may be non-cancellable once the production has started or if the vendor has procured parts to begin the subassemblies. The Company has no other commitment and contingencies, except for the operating leases. See Note 9, Leases, for further discussion.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Purchase commitments (purchase orders) of $52.4 million for parts and assemblies that are non-cancellable and are due upon receipts with standard payment terms will be delivered throughout 2023.
Note 16. Employee Defined - Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $1.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. The Company has paid all matching contributions as of December 31, 2022.
Note 17. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Year ended December 31,		December 31,
	2022	2021	2022	2021
	(as a percentage)
Customer 1	28.4%	27.8%	<10%	71.2%
Customer 2	10.6%	—%	<10%	—%
Customer 3	<10%	21.5%	—%	<10%
Customer 4	<10%	12.8%	<10%	16.0%
Customer 5	<10%	10.2%	<10%	<10%
Revenue by Geographic Area
The Company currently sells its products in the United States (U.S.) and Canada and other locations as follows.

	December 31,
	2022	2021
	(In thousands)
U.S. and Canada	$80,121	$22,926
Other	636	4,513
Total	$80,757	$27,439

Velo3D, Inc.
Notes to Consolidated Financial Statements
Contract Assets and Liabilities
The amount of revenue recognized during the year ended December 31, 2022 included in contract liabilities as of December 31, 2021 was $1.7 million. The amount of revenue recognized during the year ended December 31, 2021 included in contract liabilities as of December 31, 2020 was $1.0 million. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Note 18. Subsequent Events
At-the-Market Offering
On February 6, 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock, par value $0.00001 per share . As of March 8, 2023, we have sold $11.0 million of shares.
The offer and sale of the shares of common stock will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus. Pursuant to the prospectus supplement and the ATM Sales Agreement, the Company may offer and sell up to $4.0 million of shares of common stock. Sales of shares, if any, under the prospectus supplement and the accompanying prospectus may be made by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.
The Company will pay Needham commissions for its services in acting as agent in the sale of the shares pursuant to the ATM Sales Agreement. Needham will be entitled to compensation at a fixed commission rate equal to 3.0% of the aggregate gross proceeds from each sale of the shares pursuant to the ATM Sales Agreement. The Company has agreed to provide Needham with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse Needham for certain specified expenses in connection with entering into the ATM Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.
Silicon Valley Bank Closure
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. SVB’s deposits are insured by the FDIC in amounts up to $250,000 for each deposit account. The Company held approximately $4 million in deposit accounts at SVB. This amount exceeded the FDIC deposit limit and the majority was not insured by the FDIC (the “uninsured amount”). The remainder of the Company's cash and cash equivalents was held at a third party custodian institution. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A. (“SVBB”). Additionally, SVBB has announced that it will be fully honoring existing credit facilities.

On March 13, 2023, the Company regained full access to all of its cash and cash equivalents and believes that the closure of SVB will not impact the availability of its line of credit with the bridge bank. The Company does not currently anticipate any material disruptions to its ongoing operations.

The Company's third amended and restated loan and security agreement requires the Company to maintain at least 90% of the dollar value of all the Company's operating and depository accounts either in SVB accounts or in third party custodian accounts advised by SVB’s asset management affiliate (“SAM accounts”). In light of the status of SVB, following its closure, the Company established bank accounts and moved a portion of the Company's cash resources to another financial institution. The Company is now in discussions with SVBB regarding an amendment to the third amended and restated loan and security agreement to increase the percentage of cash that we can

Velo3D, Inc.
Notes to Consolidated Financial Statements
maintain in other accounts. The Company expects to resolve this issue by negotiating the amendment with SVBB and/or transferring cash to SAM accounts or to SVBB accounts, or by repaying our outstanding loan balances.

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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses described below.
This Annual Report on Form 10-K does not include an audit report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to an exemption for emerging growth companies.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain an effective control environment commensurate over our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.
•We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.

•We did not design and maintain effective controls over inventory. Specifically, we did not design and maintain effective controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses.
•We did not design and maintain effective controls over the presentation of contract assets and liabilities.
These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021; adjustments to inventory, cost of revenue, research and development expense, contract assets and contract liabilities as of and for the year ended December 31, 2022; and adjustments to current and non-current contract liabilities as of and for the interim period ended March 31, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
These IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Remediation of Previously Identified Material Weaknesses in Internal Control over Financial Reporting

We previously identified and disclosed a material weakness in our internal control over financial reporting relating to the following:
•     We did not design and maintain effective controls over the accounting and valuation for debt and equity     instruments, specifically, the recording of redeemable convertible preferred stock arrangements, contingent earnout liabilities and warrants.
Management, with the participation of the audit committee and the board of directors, began the implementation of certain remediation measures in 2021 and continued in 2022, including the implementation controls over the accounting and valuation for debt and equity instruments, including controls over valuations used in the accounting for contingent earnout liabilities and warrants.
During the year ended December 31, 2022, we completed our testing and evaluation of our internal control over financial reporting and determined that as of December 31, 2022, this material weakness has been remediated.

Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of December 31, 2022, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, and designing and implementing controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses, and controls over the presentation of contract assets and liabilities; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
We are making progress toward the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The measures that we are taking are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the measures we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The remaining information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	8-K	2.1	03/23/2021
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 20, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	S-4/A	Annex AA	07/20/2021
3.1	Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	10/05/2021
3.2	Amended and Restated Bylaws of Velo3D, Inc.	8-K	3.1	02/22/2023
4.1	Specimen Unit Certificate	S-1	4.1	11/27/2020
4.2	Specimen Ordinary Share Certificate	S-1	4.2	11/27/2020
4.3	Specimen Warrant Certificate	S-1	4.3	11/27/2020
4.4	Certificate of Corporate Domestication of JAWS Spitfire Acquisition Corporation	8-K	4.4	10/05/2021
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and JAWS Spitfire Acquisition Corporation, dated December 7, 2020	8-K	4.1	12/08/2020
4.6	Description of Securities Registered Under Section 12 of the Exchange Act				X
4.7	Warrant to Purchase 70,000 shares of Common Stock	8-K	4.1	07/29/2022
10.1	Sponsor Letter Agreement, dated as of March 22, 2021, by and among Spitfire Sponsor LLC, certain other holders set forth on Schedule I thereto, JAWS Spitfire Acquisition and Velo3D, Inc.	8-K	10.2	03/23/2021
10.2	Form of Subscription Agreement	8-K	10.1	03/23/2021

10.3	Amended and Restated Registration Rights Agreement, dated September 29, 2021, by and among the Company, Spitfire Sponsor LLC, and other Holders party thereto	8-K	10.3	10/05/2021
10.4	2014 Equity Incentive Plan	8-K	10.4	10/05/2021
10.5	2021 Equity Incentive Plan	8-K	10.5	10/05/2021
10.6	Form of Option Award Agreement	8-K	10.6	10/05/2021
10.7	Form of RSU Award Agreement	8-K	10.7	10/05/2021
10.8	Form of Rollover Option Award Agreement	8-K	10.8	10/05/2021
10.9	Form of Restricted Stock Award Agreement	8-K	10.9	10/05/2021
10.10	Form of Stock Appreciation Right Award Agreement	8-K	10.10	10/05/2021
10.11	Form of Stock Bonus Award Agreement	8-K	10.11	10/05/2021
10.12	Form of Performance Shares Award Agreement	8-K	10.12	10/05/2021
10.13	2021 Employee Stock Purchase Plan	8-K	10.13	10/05/2021
10.14	Lock-Up Agreement with Mr. Buller	S-4	10.9	05/13/2021
10.15	Employment Agreement between Velo3D, Inc. and Mr. McCombe	S-4/A	10.1	06/29/2021
10.16	Addendum to Employment Agreement between Velo3D, Inc. and Mr. McCombe	S-4/A	10.11	06/29/2021
10.17	Employment Agreement between Velo3D, Inc. and Ms. Youssef	S-4/A	10.12	06/29/2021
10.18	Form of Director and Officer Indemnification Agreement	8-K	10.18	10/05/2021
10.19	Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated February 19, 2016	8-K	10.19	10/05/2021
10.20	First Amendment to Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated April 7, 2021	8-K	10.20	10/05/2021
10.21	Lease by and between Velo3D, Inc. and Colfin 2019-2D Industrial Owner, LLC, dated June 28, 2021	8-K	10.21	10/05/2021
10.22	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Velo3D, Inc., dated May 14, 2021	8-K	10.22	10/05/2021
10.23	Mezzanine Loan and Security Agreement among Silicon Valley Bank, as Agent, Silicon Valley Bank, as Lender, Hercules Capital, Inc., as Lender, and Velo3D, Inc. as Borrower, dated May 14, 2021	8-K	10.23	10/05/2021
10.24	First Loan Modification Agreement by and between Silicon Valley Bank and Velo3D US, Inc., dated May 13, 2022	10-Q	10.1	5/16/2022
10.25	Second Loan Modification Agreement by and between Silicon Valley Bank and Velo3D US, Inc., dated June 13, 2022	10-Q	10.1	08/12/2022
10.26	Third Loan Modification Agreement between Silicon Valley Bank and Velo3D, Inc., dated July 11, 2022	8-K	10.1	07/15/2022

10.27	Joinder and Fourth Loan Modification Agreement between Silicon Valley Bank and Velo3D, Inc. dated July 25, 2022	8-K	10.1	07/29/2022
21.1	List of Subsidiaries				X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Velo3D, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Velo3D, Inc

Date: March 20, 2023	By:	/s/ William McCombe
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

Signature	Title	Date

/s/ Benyamin Buller	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2023
Benyamin Buller

/s/ William McCombe	Chief Financial Officer and Director (Principal Financial Officer	March 20, 2023
William McCombe

/s/ Bernard Chung	Vice President of Finance (Principal Accounting Officer)	March 20, 2023
Bernard Chung

/s/ Carl Bass	Chairman and Director	March 20, 2023
Carl Bass

/s/ Michael Idelchik	Director	March 20, 2023
Michael Idelchik

/s/ Stefan Krause	Director	March 20, 2023
Stefan Krause

/s/ Ellen M. Pawlikowski	Director	March 20, 2023
Ellen M. Pawlikowski

/s/ Ellen Smith	Director	March 20, 2023
Ellen Smith

/s/ Gabrielle Toledano	Director	March 20, 2023
Gabrielle Toledano

/s/ Matthew Walters	Director	March 20, 2023
Matthew Walters