Form 10-Q
period 2023-03-31
Velo3D, Inc.
filed 2023-05-10
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of May 3, 2023, the registrant had 192,507,315 shares of common stock, $0.00001 per share outstanding.

Explanatory Note
Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:
•“Legacy Velo3D” refer to Velo3D, Inc., a Delaware corporation, prior to the closing of the Merger;
•“Merger” refer to the merger contemplated by that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company (“JAWS Spitfire”), Legacy Velo3D and Spitfire Merger Sub, Inc., a Delaware corporation (“Merger Sub”), as amended by Amendment No. 1 to the Business Combination Agreement, dated as of July 20, 2021 (the “Business Combination Agreement”), whereby Merger Sub merged with and into Legacy Velo3D, with Legacy Velo3D surviving the merger as a wholly-owned subsidiary of the Company, on September 29, 2021;
•“Velo3D” refer to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, prior to its domestication), and its consolidated subsidiaries following the closing of the Merger;
•“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•“2022 Form 10-K” refer to our Annual Report on Form 10-K for the year-ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023.

“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.

PART I. FINANCIAL INFORMATION
Forward-looking Statements
Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•our market opportunity;
•the ability to maintain the listing of our common stock and our public warrants on the New York Stock Exchange (the “NYSE”), and the potential liquidity and trading of such securities;
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
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,139	$31,983
Short-term investments	26,870	48,214
Accounts receivable, net	14,347	9,185
Inventories	73,937	71,202
Contract assets	8,056	6,805
Prepaid expenses and other current assets	4,575	5,533
Total current assets	164,924	172,922
Property and equipment, net	19,075	19,812
Equipment on lease, net	6,672	9,070
Other assets	23,055	23,310
Total assets	$213,726	$225,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,584	$12,207
Accrued expenses and other current liabilities	13,805	15,877
Debt – current portion	2,729	2,775
Contract liabilities	10,611	15,194
Total current liabilities	37,729	46,053
Long-term debt – less current portion	9,756	5,422
Contingent earnout liabilities	27,067	17,414
Warrant liabilities	5,298	2,745
Other noncurrent liabilities	11,936	12,634
Total liabilities	91,786	84,268
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, 192,479,797 and 187,561,368 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	378,532	361,528
Accumulated other comprehensive loss	(549)	(837)
Accumulated deficit	(256,045)	(219,847)
Total stockholders’ equity	121,940	140,846
Total liabilities and stockholders’ equity	$213,726	$225,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
3D Printer	$24,575	$10,184
Recurring payment	575	925
Support services	1,664	1,109
Total Revenue	26,814	12,218
Cost of revenue
3D Printer	21,974	10,479
Recurring payment	447	718
Support services	1,468	1,006
Total cost of revenue	23,889	12,203
Gross profit	2,925	15
Operating expenses
Research and development	10,547	12,915
Selling and marketing	6,174	5,983
General and administrative	10,327	9,290
Total operating expenses	27,048	28,188
Loss from operations	(24,123)	(28,173)
Interest expense	(220)	(141)
Loss on fair value of warrants	(2,553)	(6,014)
Loss on fair value of contingent earnout liabilities	(9,653)	(31,232)
Other income, net	351	219
Loss before provision for income taxes	(36,198)	(65,341)
Provision for income taxes	—	—
Net loss	$(36,198)	$(65,341)

Net loss per share:
Basic	$(0.19)	$(0.36)
Diluted	$(0.19)	$(0.36)

Shares used in computing net loss per share:
Basic	189,609,021	183,498,082
Diluted	189,609,021	183,498,082

Net loss	$(36,198)	$(65,341)
Net unrealized holding gain (loss) on available-for-sale investments	288	(594)
Total comprehensive loss	$(35,910)	$(65,935)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(36,198)	$(65,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,560	1,021
Stock-based compensation	6,236	4,957
Loss on fair value of warrants	2,553	6,014
Loss on fair value of contingent earnout liabilities	9,653	31,232
Changes in assets and liabilities
Accounts receivable	(5,162)	2,582
Inventories	(1,425)	(16,302)
Contract assets	(1,251)	(1,156)
Prepaid expenses and other current assets	2,776	5,036
Other assets	247	842
Accounts payable	(2,694)	1,880
Accrued expenses and other liabilities	(1,848)	2,707
Contract liabilities	(4,583)	(2,866)
Other noncurrent liabilities	(698)	(713)
Net cash used in operating activities	(30,834)	(30,107)
Cash flows from investing activities
Purchase of property and equipment	(403)	(4,060)
Production of equipment for lease to customers	(135)	(1,707)
Purchases of available-for-sale investments	—	(66,942)
Proceeds from maturity of available-for-sale investments	21,500	—
Net cash provided by (used in) investing activities	20,962	(72,709)
Cash flows from financing activities
Proceeds from ATM offering, net of issuance costs	10,458	—
Proceeds from revolver facility	5,000	—
Repayment of equipment loans	(734)	(534)
Issuance of common stock upon exercise of stock options	310	167
Net cash provided by (used in) financing activities	15,034	(367)
Effect of exchange rate changes on cash and cash equivalents	(6)	7
Net change in cash and cash equivalents	5,156	(103,176)
Cash and cash equivalents and restricted cash at beginning of period	32,783	208,402
Cash and cash equivalents and restricted cash at end of period	$37,939	$105,226

Supplemental disclosure of cash flow information
Cash paid for interest	$220	$86
Supplemental disclosure of non-cash information

Unpaid liabilities related to property and equipment	(16)	(636)
Transfer between inventories and property and equipment	—	150
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	March 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$37,139	$104,426
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$37,939	$105,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options	325,452	—	167	—	—	167
Stock-based compensation	—	—	4,957	—	—	4,957
Net loss	—	—	—		(65,341)	(65,341)
Other comprehensive loss	—	—	—	(594)	—	(594)
Balance as of March 31, 2022	183,557,946	$2	$345,418	$(608)	$(295,208)	$49,604

Balance as of December 31, 2022	187,561,368	$2	$361,528	$(837)	$(219,847)	$140,846
Issuance of common stock upon exercise of stock options	1,186,212	—	310	—	—	310
Issuance of common stock upon release of RSUs	399,738	—	—	—	—
Stock-based compensation	—	—	6,236	—	—	6,236
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	3,332,479	—	10,458	—	—	10,458
Net loss	—	—	—	—	(36,198)	(36,198)
Other comprehensive income	—	—	—	288	—	288
Balance as of March 31, 2023	192,479,797	$2	$378,532	$(549)	$(256,045)	$121,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Basis of Presentation
Velo3D, Inc., a Delaware corporation (“Velo3D”), formerly known as JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), produces metal additive three dimensional printers (“3D Printers”) which enable the production of components for space rockets, jet engines, fuel delivery systems and other high value metal parts, which it sells or leases to customers for use in their businesses. The Company also provides support services (“Support Services”) for an incremental fee.
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
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger (as defined in “Explanatory Note—Certain Defined Terms”); and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements of the Company. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or for any other future year.
Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2023, the Company had an accumulated deficit of $256.0 million.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of May 10, 2023, the issuance date of the unaudited condensed consolidated financial statements, the Company believes that the cash and cash equivalents on hand, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements. On February 6, 2023, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock, par value $0.00001 per share. See Note 16. At-the-Market Offering, for further information. In addition, the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“New SVB”), entered into a letter agreement, dated April 7, 2023, amending the Company’s existing loan agreements to reduce the requirement to maintain 90% of the dollar value of the Company’s operating accounts and depository accounts with New SVB or its affiliates to 50%. This amendment provides the Company greater flexibility to maintain operating cash at other banking institutions to minimize potential disruptions to working capital needs. In addition, on May 5, 2023, the Company entered into a fifth loan modification agreement with New SVB, which amended the loan agreements to, among other things, (i) update certain of the financial covenants related to the 2023 fiscal and (ii) establish an inventory appraisal requirement to be conducted within 90 days following the date of such agreement. See Note 9. Long-Term Debt, for further information.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2022 Form 10-K. During the three months ended March 31, 2023, there were no significant updates to the Company’s significant accounting policies other than as described below.
At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock pursuant to its universal shelf registration statement (the “Shelf Registration Statement”), which the Company filed with the SEC on November 14, 2022. As of March 31, 2023, the Company has sold $10.5 million of shares, net of issuance costs of $0.5 million. See Note 16. At-the-Market Offering, for further information.

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”)”, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance is effective for the Company for the fiscal year beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance in the first quarter of 2023. The effect on the consolidated financial statements and related disclosures was not material.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net loss	$(36,198)	$(65,341)
Denominator:
Weighted average shares outstanding - basic and diluted	189,609,021	183,498,082
Net loss per share - basic and diluted	$(0.19)	$(0.36)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2023	2022

Common stock warrants	13,145,000	13,075,000
Restricted stock units	12,455,651	4,549,179
Common stock options	15,388,946	20,786,579
Total potentially dilutive common share equivalents	40,989,597	38,410,758
Total potentially dilutive common share equivalents for the three months ended March 31, 2023 and 2022 excludes 21,758,148 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$6,308	$—	$—	$6,308
U.S. Treasury securities (ii)	14,323	—	—	14,323
Corporate bonds (ii)	—	12,547	—	12,547
Total financial assets	$20,631	$12,547	$—	$33,178
Liabilities
Common stock warrant liabilities (Public) (iii)	$3,395	$—	$—	$3,395
Common stock warrant liabilities (Private Placement) (iii)	—	—	1,757	1,757
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	146	146
Contingent earnout liabilities	—	—	27,067	27,067
Total financial liabilities	$3,395	$—	$28,970	$32,365

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$31,728	$—	$—	$31,728
U.S. Treasury securities (ii)	24,701	—	—	24,701
Corporate bonds (ii)	—	23,513	—	23,513
Total financial assets	$56,429	$23,513	$—	$79,942
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,748	$—	$—	$1,748
Common stock warrant liabilities (Private Placement) (iii)	—	—	888	888
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	109	109
Contingent earnout liabilities	—	—	17,414	17,414
Total financial liabilities	$1,748	$—	$18,411	$20,159
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.
For more information regarding the Public Warrants, Private Placement Warrants, the 2022 Private Warrant and the Earnout Shares, see Note 10, Equity Instruments.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities

Fair value as of January 1, 2023	$888	$109	$17,414
Change in fair value	869	37	9,653
Fair value as of March 31, 2023	$1,757	$146	$27,067

Fair value as of January 1, 2022	$7,387	$—	$111,487
Change in fair value	2,047	—	31,232
Fair value as of March 31, 2022	$9,434	$—	$142,719
The fair value of the Private Placement Warrant liability, the 2022 Private Warrant and contingent earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Private Placement Warrant liability the Company used the Monte Carlo Simulation Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Investments
Available-for-sale Investments
The following table summarizes the Company’s available-for-sale (“AFS”) investments. These are classified as “Short-term investments” on the condensed consolidated balance sheets.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$14,582	$—	$(259)	$14,323
Corporate bonds	12,837	—	(290)	12,547
Total available-for-sale investments	$27,419	$—	$(549)	$26,870

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$25,124	$—	$(423)	$24,701
Corporate bonds	23,927	—	(414)	23,513
Total available-for-sale investments	$49,051	$—	$(837)	$48,214
The following table presents the breakdown of the AFS investments in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$—	$—	$16,702	$(365)
12 months or longer	14,323	(259)	7,999	(58)
Total	$14,323	$(259)	$24,701	$(423)

Corporate bonds
Less than 12 months	$—	$—	$18,951	$(387)
12 months or longer	12,547	(290)	1,478	(27)
Total	$12,547	$(290)	$20,429	$(414)
The Company does not believe these AFS investments to be other-than-temporarily impaired as of March 31, 2023 and December 31, 2022.
There were no material realized gains or losses on AFS investments during the three months ended March 31, 2023 and March 31, 2022.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of AFS investments with maturities greater than 12 months were $4.6 million at March 31, 2023.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Trade receivables	$14,414	$9,639
Less: Allowances for credit losses	(67)	(454)
Total	$14,347	$9,185
Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Raw materials	$62,662	$58,585
Work-in-progress	8,534	12,617
Finished goods	2,741	—
Total	$73,937	$71,202
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Prepaid insurance and other	$2,757	$3,316
Vendor prepayments	1,818	2,217
Total	$4,575	$5,533

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Computers and software	$2,272	$2,222
Lab equipment and other equipment	7,630	7,379
Furniture and fixtures	240	181
Leasehold improvements	15,948	16,273
Construction in progress	21	—
Total property, plant and equipment	26,111	26,055
Less accumulated depreciation and amortization	(7,036)	(6,243)
Property, plant and equipment, net	$19,075	$19,812
Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.2 million and $0.5 million, respectively.
The manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. There were no significant asset retirement obligations. The Company wrote-off $0.6 million in fully-depreciated leasehold improvements during the three months ended March 31, 2023.
Other Assets
Other assets consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Right of use assets	12,855	13,545
Net investments in sales-type lease	6,288	6,554
Non-current prepaid expenses and other assets	3,912	3,211
Total Other assets	$23,055	$23,310

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Accrued expenses	$8,586	$8,602
Accrued salaries and benefits	2,812	4,830
Lease liability – current portion	2,407	2,445
Total Accrued expenses and other current liabilities	$13,805	$15,877

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Lease liabilities - noncurrent portion	$11,606	$12,206
Other noncurrent liabilities	330	428
Total other noncurrent liabilities	$11,936	$12,634
Please refer to Note 10, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $8.1 million and accumulated depreciation of $1.4 million as of March 31, 2023. The equipment leased to customers had a cost basis of $10.6 million and accumulated depreciation of $1.5 million as of December 31, 2022.
The total depreciation expense was $0.3 million and $0.5 million included in cost of revenue for the three months ended March 31, 2023 and 2022, respectively.
Lease payments from customers consisted of the following:

	March 31,
	2023	2022
	(In thousands)
Equipment on lease payments	575	880
Equipment on lease variable payments	—	45
Total lease payments	$575	$925
The Company entered into debt secured by certain leased equipment to customers. See Note 9, Long-term Debt, for a description of these financing arrangements.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8. Leases
The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire in 2024 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.
As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease.
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$12,855	$13,545
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,375	$2,411
Noncurrent (Other noncurrent liabilities)	11,606	12,201
	13,981	14,612
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$32	$35
Noncurrent (Other noncurrent liabilities)	—	5
	$32	$40
Total lease liabilities	$14,013	$14,652
There were no impairments recorded related to these assets as of March 31, 2023 and December 31, 2022.
Information about lease-related balances were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except years and percentages)
Operating lease expense	$764	$717
Financing lease expense	9	9
Short-term lease expense	84	99
Total lease expense	$857	$825
Cash paid for leases	$706	$281
Weighted – average remaining lease term – operating leases (years)	3.8	4.6
Weighted – average discount rate – operating leases	8.7%	4.4%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturity of operating lease liabilities as of March 31, 2023 are as follows:

(In thousands)
Remainder of 2023	$2,080
2024	2,730
2025	2,266
2026	2,313
2027	2,400
Thereafter	11,270
Total operating lease payments	$23,059
Less portion representing imputed interest	(9,078)
Total operating lease liabilities	$13,981
Less current portion	2,375
Long-term portion	$11,606
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Revolving credit line	$8,000	$3,000
Equipment loan	4,622	5,356
Deferred financing costs	(137)	(159)
Total	$12,485	$8,197
Debt – current portion	2,729	2,775
Long-term debt – less current portion	$9,756	$5,422
The Company’s banking arrangements include a revolving credit line and equipment loans originally entered into with Silicon Valley Bank (“SVB”). For a full description of these banking arrangements, see Note 10, Long-Term Debt, in the audited consolidated financial statements included in the 2022 Form 10-K. These loans contain customary representations and warranties, reporting covenants, events of default and termination provisions. The affirmative covenants include, among other things, that the Company furnish monthly financial statements, a yearly budget, timely files taxes, maintains good standing and government compliance, maintains liability and other insurance and furnishes audited financial statements no later than the date of delivery to the Board of Directors.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 14, 2023, Silicon Valley Bridge Bank, N.A. (“SVBB”), a new bank that is regulated by the Office of the Comptroller of the Currency, announced that it had assumed all loan positions, including as lender, issuing bank, administrative and any other function that was formerly performed by SVB, and that all commitments to advance under existing credit agreements would be honored in accordance with and pursuant to the terms thereof. On March 27, 2023, First-Citizens Bank & Trust Company (“FCB”) purchased all of the assets and liabilities of SVBB from the FDIC.
The Company and Silicon Valley Bank, a division of FCB (“New SVB”), entered into a letter agreement, dated April 7, 2023, amending the loan agreements to reduce the requirement to maintain 90% of the dollar value of the Company’s operating accounts and depository accounts with New SVB or its affiliates to 50%. This amendment provides the Company greater flexibility to maintain operating cash at other banking institutions to minimize potential disruptions to working capital needs.

In addition, on May 5, 2023, the Company entered into a fifth loan modification agreement with New SVB, which amended the loan agreements to, among other things, (i) update certain of the financial covenants related to

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the 2023 fiscal and (ii) establish an inventory appraisal requirement to be conducted within 90 days following the date of such agreement.
The Company amortizes deferred financing costs over the life of the borrowing. As of March 31, 2023 and December 31, 2022, the remaining unamortized balance of deferred financing costs was $0.1 million, respectively for both periods, and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — On February 3, 2023, the Company drew an additional $5.0 million on the revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 22 months due on December 31, 2024. As of March 31, 2023, the Company has $22.0 million on the revolving credit line undrawn after the draw on February 3, 2023.
In April 2023, the Company drew an additional $5.0 million on the revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 22 months due on December 31, 2024. The Company has $17.0 million on the revolving credit line undrawn after the April 2023 draw.
Interest on the outstanding balance of the revolving credit line is payable monthly at an annual rate of the Wall Street Journal Prime Rate plus 0.25% when the Company’s Adjusted Quick Ratio (“AQR”) is less than or equal to 1.50, and plus 0.75% when the Company’s AQR is greater than 1.50. The effective interest rate was 6.2% and 4.6% for the three months ended March 31, 2023 and 2022, respectively. The loan fees were less than $0.1 million as of March 31, 2023.
Equipment Loan — As of March 31, 2023, the remaining equipment loan availability was $10.4 million.
For the three months ended March 31, 2023, $0.7 million in principal payments were paid. As of March 31, 2023, the outstanding balance was $4.6 million. The effective interest rate was 7.9% and 3.2% for the three months ended March 31, 2023 and 2022, respectively.
The future minimum aggregate payments for the above borrowings are as follows as of March 31, 2023:

(In thousands)
2023	$2,200
2024	1,622
2025	8,800
$12,622
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	March 31,	December 31,
	2023	2022
	(share data)
Common stock warrants	13,145,000	13,145,000
Shares available for future grant under 2021 Equity Incentive Plan	29,294,376	20,861,294
Reserved for At-the-Market offering	16,667,521	—
Reserved for employee stock purchase plan	7,371,214	5,495,601
Total shares of common stock reserved	66,478,111	39,501,895
In February 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to the Shelf Registration Statement, and in connection therewith, the Company reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. In March 2023, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company registered an additional 9,378,068 shares of common stock for issuance under the 2021 EIP and 1,875,613 shares of common stock for issuance under the 2021 ESPP.
The shares available for future grant under the 2021 EIP include un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) as of March 31, 2023 and December 31, 2022.
Common Stock Warrant Liabilities
Warrants for common stock of 13,145,000 were exercisable 1-to-1 as of March 31, 2023 and December 31, 2022. The warrants on common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consist of 8,625,000 publicly-traded warrants (the “Public Warrants”), 4,450,000 private placement warrants (the “Private Placement Warrants”) and a warrant to purchase 70,000 shares of common stock (the “2022 Private Warrant”), as summarized in the following table:

	March 31, 2023 and December 31, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant

Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43
Public warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30
			13,145,000

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrant Liabilities - Fair Value
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for upon the reverse recapitalization. See Note 3, Reverse Recapitalization, in the audited consolidated financial statements included in the 2022 Form 10-K. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with SVB. See Note 10, Long-Term Debt, in the consolidated financial statements included in the 2022 Form 10-K. The liability for warrants on common stock carried at fair value was as follows:

	Fair Value on December 31, 2022	Gain on fair value of warrants	Fair Value on March 31, 2023
	(In thousands)
Private placement warrants - Common Stock	$888	$869	$1,757
2022 Private Warrant - Common Stock	109	37	146
Public warrants - Common Stock	1,748	1,647	3,395
	$2,745	$2,553	$5,298
During the three months ended March 31, 2022, the gain on fair value of warrants was $6.0 million with ending balance of $27.7 million at March 31, 2022. The liabilities associated with the Private Placement Warrants and 2022 Private Warrant were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three ended March 31, 2023 and March 31, 2022.
Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $2.56 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021.
Private Placement Warrant - Fair Value Assumptions
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of March 31, 2023	As of December 31, 2022
Current stock price	$2.27	$1.79
Expected volatility	78.0%	68.0%
Risk-free interest rate	3.8%	4.1%
Dividend rate	—%	—%
Expected Term (years)	3.50	3.75
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
2022 Private Warrant - Fair Value Assumptions
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant liability were as follows:

As of March 31, 2023
Current stock price	$2.27
Expected volatility	100.2%
Risk-free interest rate	3.5%
Dividend rate	—%
Expected Term (years)	11.32
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the Company's common stock trading volatility was considered as of March 31, 2023. A blended weighting of the different volatility scenarios was utilized to arrive at the conclusion, where the Company utilized a 25% implied public warrant volatility and 75% Company common stock trading volatility weighting. The Company expects to reevaluate this volatility assumption in subsequent quarters.
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
Contingent Earnout Liabilities
The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (as defined in the Business Combination Agreement as holders of Legacy Velo3D shares, Legacy Velo3D warrants, Legacy Velo3D convertible notes and Legacy Velo3D options immediately prior to the closing date) (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 21,758,148 shares of additional common stock (the “Earnout Shares”), which is based on two tranches or 10,879,074 per tranche. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The rollforward for the contingent earnout liabilities for the three months ended March 31, 2023 and 2022, was as follows:

	March 31,
	2023	2022
	(In thousands)
Beginning Balance	$17,414	$111,487
Gain on fair value of contingent earnout liabilities	9,653	31,232
Ending Balance	$27,067	$142,719
Fair Value Assumptions - Contingent Earnout Liabilities
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of March 31, 2023	As of December 31, 2022
Current stock price	$2.27	$1.79
Expected volatility	100.2%	89.9%
Risk-free interest rate	3.8%	4.1%
Dividend yield	—%	—%
Expected Term (years)	3.50	3.75
Expected volatility: The expected volatility was derived from the implied volatility of Velo3D’s Public Warrants. The implied volatility is determined iteratively, such that the concluded value of the Public Warrant is equal to the traded price using a Monte Carlo Simulation. Additionally, the Company's common stock trading volatility was considered as of March 31, 2023. A blended weighting of the different volatility scenarios was utilized to arrive at the conclusion, where the Company utilized a 25% implied public warrant volatility and 75% Company common stock trading volatility weighting. The Company will reevaluate this volatility assumption in subsequent quarters.
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
Note 11. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2023, the Company had an allocated reserve of 29,294,376 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of March 31, 2023, the Company had an allocated reserve of 7,371,214 shares of its common stock

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2023, the Company had not begun any offering periods for the 2021 ESPP.
Stock options
Activity under the 2021 EIP is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(325)	$0.47
Forfeited or expired	(79)	$5.50
Outstanding as of March 31, 2022	20,787	$0.56	8.0
Options vested and expected to vest as of March 31, 2022	20,787	$0.56
Vested and exercisable as of March 31, 2022	10,306	$0.62

Outstanding as of December 31, 2022	16,960	$0.54	7.3
Granted	—	$—
Exercised	(1,186)	$0.26
Forfeited or expired	(385)	$0.63
Outstanding as of March 31, 2023	15,389	$0.56	7.0
Options vested and expected to vest as of March 31, 2023	15,389	$0.56
Vested and exercisable as of March 31, 2023	10,800	$0.67
The aggregate intrinsic value of options outstanding was $29.1 million and $24.4 million, respectively, as of March 31, 2023 and December 31, 2022. Intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $3.5 million and $1.7 million, respectively. The total grant date fair value of options vested was $0.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, total unrecognized compensation cost related to options was $0.7 million related to 4.6 million unvested options and is expected to be recognized over a weighted-average period of 1.5 years.
For the three months ended March 31, 2023, there were no options granted.
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.
The following table summarizes outstanding and expected to vest RSUs as of March 31, 2023 and their activity during the three months ended March 31, 2023:

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2022	9,623	$4.47	$17,225
Granted	4,180	2.11	8,819
Released	(400)	5.55	1,300
Cancelled	(948)	4.37	2,520
Balance as of March 31, 2023	12,455	$3.65	$28,274
Expected to vest as of March 31, 2023	12,455	$3.65	$28,274
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of March 31, 2023, there was $40.9 million of unrecognized compensation cost related to 12.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.91 years.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Restricted stock units	$4,058	$2,440
Stock options	749	575
Earnout shares - employees	1,428	1,942
	$6,235	$4,957
The following sets forth the total stock-based compensation expense for the stock options and RSUs included in the statements of operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$2,933	$2,591
Selling and marketing	1,495	1,113
General and administrative	1,807	1,253
	$6,235	$4,957

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 differ from the federal statutory rate principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of March 31, 2023 and December 31, 2022, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $54.0 million for parts and assemblies are due upon receipt and will primarily be delivered in the second half of 2023. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company has paid all matching contributions as of March 31, 2023.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
	(as a percentage)
Customer 1	17.6%	—%	34.9%	<10%
Customer 2	16.6%	—%	<10%	<10%
Customer 3	10.7%	—%	<10%	—%
Customer 4	10.6%	—%	<10%	—%
Customer 5	10.6%	—%	<10%	<10%
Customer 6	<10%	65.4%	11.7%	<10%
Customer 7	<10%	13.5%	<10%	<10%
Customer 8	<10%	<10%	15.1%	<10%
Revenue by Geographic Area
The Company currently sells its products in the Americas and other locations as follows:

	March 31,
	2023	2022
	(In thousands)
Americas	$22,290	$12,104
Other	4,524	114
Total	$26,814	$12,218
Contract Assets and Liabilities
There was $0.9 million of revenue recognized during the three months ended March 31, 2023 included in contract liabilities as of December 31, 2022. The amount of revenue recognized during the three months ended March 31, 2022 included in contract liabilities as of December 31, 2021 was $0.8 million. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Variable Consideration
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented $0.2 million and $0.1 million of the Company’s revenue during the three months ended March 31, 2023 and 2022, respectively.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock. As of March 31, 2023, the Company has sold $10.5 million of shares, net of issuance costs of $0.5 million.
The offer and sale of the shares of common stock will be made pursuant to the Shelf Registration Statement and a related prospectus supplement and accompanying prospectus. Pursuant to the prospectus supplement and the ATM Sales Agreement, the Company may offer and sell up to $40 million of shares of common stock pursuant to its Shelf Registration Statement. Sales of shares, if any, under the prospectus supplement and the accompanying prospectus may be made by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein.
Overview
We seek to fulfill the promise of additive manufacturing (“AM”), also referred to as three-dimensional printing (“3D printing”), to deliver breakthroughs in performance, cost, and lead time in the production of high value metal parts.
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
Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.
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

	2023	2022
Revenue ($ in millions) for the three months ended March 31	$27	$12
Bookings ($ in millions) for the three months ended March 31	$20	$12
Backlog ($ in millions) as of March 31	$24	$34
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended March 31, 2023 and 2022, sales to the top three customers accounted for 44.9% and 86.2%, respectively. Of the top three customers for the three months ended March 31, 2023, all customers were different from the top three customers for the comparable period in 2022.
While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors—Risks Related to Our Business—Risks Related to Our Financial Position and Need for Additional Capital —We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in our Annual Report on Form 10-K for the year ended December 31, 2022 and see Note 2, Summary of Significant Accounting Policies—Concentration of Credit Risk and Other Risks and Uncertainties, in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Impact of COVID-19 and Other World Events
In May 2023, the World Health Organization announced that the COVID-19 pandemic no longer qualifies as a global emergency. Nevertheless, we may continue to face various risks and uncertainties related to the effect of the COVID-19 pandemic. For example, we may be impacted by various supply chain constraints, travel restrictions that limit our ability to sell, install and service our additive manufacturing systems, government-enforced workplace restrictions and/or other future pandemic related mandates, which may adversely impact our operations.
General economic and political conditions such as recessions, interest rates, fuel prices, actual or perceived instability in the U.S. or global banking systems, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints.

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
3D Printer sale transactions - fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Sales with variable consideration represented $0.2 million and $1.0 million of our revenue during the three months ended March 31, 2023 and 2022, respectively. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The Recurring Payment transactions, which are structured as operating leases, were 2.1% and 7.6% of revenue for the three months ended March 31, 2023 and 2022, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the three months ended March 31, 2023 and 2022, respectively.
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
Gain (Loss) on Fair value of Contingent Earnout Liabilities
Gain (loss) on valuation of contingent earnout liabilities relates to the changes in fair value of the contingent earnout liabilities in connection with the earnout shares, which are subject to remeasurement at each balance sheet date. See Note 10, Equity Instruments—Contingent Earnout Liabilities, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net
Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2023 and March 31, 2022.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$24,575	$10,184	$14,391	141.3%
Recurring payment	575	925	(350)	(37.8)%
Support services	1,664	1,109	555	50.0%
Total Revenue	26,814	12,218	14,596	119.5%
Cost of revenue
3D Printer	21,974	10,479	11,495	109.7%
Recurring payment	447	718	(271)	(37.7)%
Support services	1,468	1,006	462	45.9%
Total cost of revenue	23,889	12,203	11,686	95.8%
Gross profit	2,925	15	2,910	19400.0%
Operating expenses
Research and development	10,547	12,915	(2,368)	(18.3)%
Selling and marketing	6,174	5,983	191	3.2%
General and administrative	10,327	9,290	1,037	11.2%
Total operating expenses	27,048	28,188	(1,140)	(4.0)%
Loss from operations	(24,123)	(28,173)	4,050	(14.4)%
Interest expense	(220)	(141)	(79)	56.0%
Loss on fair value of warrants	(2,553)	(6,014)	3,461	(57.5)%
Loss on fair value of contingent earnout liabilities	(9,653)	(31,232)	21,579	(69.1)%
Other income, net	351	219	132	60.3%
Loss before provision for income taxes	(36,198)	(65,341)	29,143	(44.6)%
Provision for income taxes	—	—	—	—%
Net loss	$(36,198)	$(65,341)	$29,143	(44.6)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended March 31,
	2023		2022		Change	%
	(In thousands, except for percentages)
3D Printer sales	$24,575	91.7%	$10,184	83.3%	$14,391	141.3%
Recurring payment	575	2.1%	925	7.6%	(350)	(37.8)%
Support services	1,664	6.2%	1,109	9.1%	555	50.0%
Total Revenue	$26,814	100.0%	$12,218	100.0%	$14,596	119.5%
Total revenue for the three months ended March 31, 2023 and 2022 was $26.8 million and $12.2 million, respectively, an increase of $14.6 million, or 119.5%.
3D Printer sales were $24.6 million and $10.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $14.4 million. The improvement in revenue was due to a mix of higher production volumes and change in our product mix toward more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems, resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.6 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributed to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of March 31, 2023, compared to the number of 3D Printer systems in service as of March 31, 2022. In addition, one system that was originally executed through a Recurring Payment transaction was subsequently purchased through a 3D Printer sale transaction, and two systems executed through a Recurring Payment transaction were returned in the three months ended March 31, 2023.
Our Support Service revenue was $1.7 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily attributed to a significant increase in the number of 3D Printer systems in service as of March 31, 2023, compared to the number of 3D Printers in service as of March 31, 2022.
We expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of March 31, 2023, our backlog for firm orders was $24 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended March 31,
	2023		2022
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$21,974	92.0%	$10,479	85.9%
Cost of Recurring Payment	447	1.9%	718	5.9%
Cost of Support Services	1,468	6.1%	1,006	8.2%
Total Cost of Revenue	$23,889	100.0%	$12,203	100.0%
Total cost of revenue for the three months ended March 31, 2023 and 2022 was $23.9 million and $12.2 million, respectively, an increase of $11.7 million, or 96%.
Cost of 3D Printers was $22.0 million and $10.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $11.5 million was due to an increase in the number of 3D Printers sold in the three months ended March 31, 2023, compared to the number of 3D Printers sold in the three months ended March 31, 2022, due to higher material, labor and factory overhead costs associated with higher production volumes. In addition, the change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems, which have a higher total per system cost compared to the Sapphire, has increased the cost of 3D Printers for the three months ended March 31, 2023 compared to 2022.
Cost of Recurring Payment was $0.4 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. This decrease of $0.3 million was due to a decrease in the number of 3D Printer systems in service incurring costs related to Recurring Payment revenue as of March 31, 2023, compared to March 31, 2022.
Cost of Support Services was $1.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. This increase of $0.5 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to significantly more 3D Printers in service as of March 31, 2023, compared to March 31, 2022. In addition, field service engineering support cost has increased specifically with the ramp of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems in the field, which we expect to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 89.1% and 99.9% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the cost of revenue as a percentage was primarily due to a per system reduction in material costs for our Sapphire family of systems and improved manufacturing efficiency offset by the change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems.

We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue. We expect our cost of revenue to continue to improve as we address material costs and manufacturing efficiency, and increase production volumes.
Gross Profit and Gross Margin
Total gross profit (loss) was $2.9 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was 10.9% and 0.1% for the three months ended March 31, 2023 and 2022, respectively. The higher gross profit for the three months ended March 31, 2023 was primarily attributable to higher average selling prices for our Sapphire family of systems, reductions in material costs per system and improved manufacturing efficiencies on the production floor, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
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
During the remainder of 2023, we expect our gross margins will continue to increase due to higher average selling prices, reductions in material costs, improvements to manufacturing efficiency, and increased production volume.
Research and Development Expenses
Research and development expenses were $10.5 million and $12.9 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $2.4 million. The decrease in research and development expenses in 2023 was driven by a $3.4 million decrease in materials cost, offset by an increase of $0.7 million for additional headcount, salaries and employee-related expenses, and a $0.3 million increase in stock-based compensation.
We expect research and development costs to begin to stabilize over time as our Sapphire family of systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions.
Selling and Marketing Expenses
Selling and marketing expenses were $6.2 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.2 million. This slight increase was attributable to a $0.2 million increase in marketing initiatives, trade shows and branding expenses.
We expect selling and marketing expenses to stabilize over 2023 as we have built up our European marketing team and completed marketing campaigns with the launch of the Sapphire XC, and intend to will focus on certain markets that show strong attendance of additive manufacturing conferences to build product awareness.
General and Administrative Expenses
General and administrative expenses were $10.3 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $1.0 million. The increase was attributable to a $1 million increase for additional headcount, salaries and employee-related benefits and a $1.1 million increase in general and administrative expenses, offset by $1.1 million decrease in public company related expenses in advisory, legal and accounting fees and insurance,
We expect general and administrative expenses to decrease as a result of stabilizing headcount and operations. We have started company-wide initiatives to reduce operating costs in 2023. We expect to incur costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business, but that the overall impact of these costs will be offset by reducing our general and administrative expenses through reducing outside consultants, managing effective facility spending and negotiating with vendors for improved pricing.

Interest Expense
Interest expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $2.6 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $9.7 million and $31.2 million for the three months ended March 31, 2023 and 2022, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Other Income, Net
Other income, net was $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended March 31, 2023 and 2022 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2023 and December 31, 2022.
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

Liquidity and Capital Resources
As of March 31, 2023, we had raised net proceeds of $438.8 million, comprised of approximately $10.5 million from the ATM Offering (described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net loss of $36.2 million and $65.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had $64.0 million and $80.2 million in cash and cash equivalents and short-term investments, respectively, and an accumulated deficit of $256.0 million and $219.8 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $54.0 million for parts and assemblies are due upon receipt and will primarily be delivered in the second half of 2023. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases. See Note 8, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering (the “ATM Offering”) sales agreement (the “ATM Sales Agreement”) we entered into in January 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.
We believe that our cash and cash equivalents on hand, together with cash we expect to generate from our future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.
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
Debt Facilities
Our banking arrangements include our third amended and restated loan and security agreement originally entered into with Silicon Valley Bank (“SVB”). On July 25, 2022, we entered into a joinder and fourth loan modification agreement that made certain modifications to the third amended and restated loan and security agreement, including (i) increasing the amount of the revolving credit line to $30.0 million, (ii) extending the maturity date of the revolving credit line to December 31, 2024, and (iii) establishing a secured equipment loan facility of up to $15.0 million available through December 31, 2023. For more information, see Note 10, Long-Term Debt in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 14, 2023, Silicon Valley Bridge Bank, N.A. (“SVBB”), a new bank that is regulated by the Office of the Comptroller of the Currency, announced that it had assumed all loan positions, including as lender, issuing bank, administrative and any other function that was formerly performed by SVB, and that all commitments to advance under existing credit agreements would be honored in accordance with and pursuant to the terms thereof. On March 27, 2023, First-Citizens Bank & Trust Company (“FCB”) purchased all of the assets and liabilities of SVBB from the FDIC.
Revolving Credit Line — In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% of Prime plus 2.50% and a term of 10 months and in February 2023, we drew an additional $5.0 million under the revolver. The outstanding balance on the revolver as of March 31, 2023 was $8.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
On April 7, 2023, we entered into a letter agreement with Silicon Valley Bank, a division of FCB (“New SVB”), that further amended the third amended and restated loan and security agreement to reduce the requirement to maintain 90% of the dollar value of our operating accounts and depository accounts with New SVB or its affiliates to 50%. This amendment provides us greater flexibility to maintain operating cash at other banking institutions to minimize potential disruptions to working capital needs.
In April 2023, we drew an additional $5.0 million on the revolving credit facility, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 22 months due on December 31, 2024. We have $17.0 million on the revolving credit line undrawn after the April 2023 draw. The outstanding balance on the revolver subsequent to the draw as of May 10, 2023 was $17.0 million.
On May 5, 2023, we entered into a fifth loan modification agreement with New SVB. This amendment amended the third amended and restated loan and security agreement to, among other things, (i) update certain of our financial covenants related to the 2023 fiscal and (ii) establish an inventory appraisal requirement to be conducted within 90 days following the date of such agreement.

For more information, see Note 9, Long-Term Debt, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Equipment Loans Secured by Leased Equipment — The equipment loan secured by leased equipment has a variable interest rate of the greater of Prime rate, or 3.25%, and terms of three years. As of March 31, 2023, we had $4.6 million outstanding on the equipment loan. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
As discussed in more detail above, on July 25, 2022, we established an up to $15.0 million secured equipment loan facility.

Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022
	(In thousands)
Net cash used in operating activities	$(30,834)	$(30,107)	$(727)
Net cash used in investing activities	$20,962	$(72,709)	$93,671
Net cash (used in) provided by financing activities	$15,034	$(367)	$15,401
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $30.8 million, consisting primarily of a net loss of $36.2 million, noncash loss of $20.0 million described below, and an increase in net operating assets of $14.6 million. The net operating assets increase was primarily comprised of an increase from accounts payable of $2.7 million, an increase from inventories of $1.4 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, an increase from accounts receivable of $5.2 million due to increased revenue and timing of customer payments, and an increase from prepaid expenses of $2.8 million related to insurance and vendor prepayments, a decrease in accrued expenses and other current liabilities of $1.8 million, a decrease from contract liabilities of $4.6 million, and a decrease from other net operating assets of $1.7 million. The noncash loss of $20.0 million primarily consisted of the loss on fair value of warrants of $2.6 million and the loss on fair value of contingent earnout liabilities of $9.7 million, and depreciation and amortization and stock-based compensation expense.
Net cash used in operating activities for the three months ended March 31, 2022 was $30.1 million, consisting primarily of a net loss of $65.3 million and a decrease in net operating assets of $8.0 million, primarily comprised of increases in prepaid expenses of $5.0 million related to insurance and vendor prepayments, increases in accounts receivable of $2.6 million due to timing of customer payments, increases in accrued expenses and other current liabilities of $2.7 million and increases in accounts payable of $1.9 million, offset by decreases in inventories of $16.3 million for Sapphire and Sapphire XC system production, decreases in contract liabilities of $2.9 million and decreases in other net operating assets of $1.0 million. The noncash charges of $43.2 million primarily consisted of the change in fair value related to the warrants of $6.0 million, change in fair value related to the contingent earnout liabilities of $31.2 million and depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to decrease driven by working capital requirements stabilizing and operating expenses decreasing due to cost reduction initiatives for the remainder of 2023.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $21.0 million, consisting of property and equipment purchases of $0.4 million and production of equipment for lease to customers of $0.1 million, partially offset by maturities of available-for-sale investment securities of $21.5 million.
Net cash used in investing activities during the three months ended March 31, 2022 was $72.7 million, consisting of property and equipment purchases of $4.1 million, production of equipment for lease to customers of $1.7 million and purchases of available-for-sale investments of $66.9 million.
We expect our capital expenditures, to decrease in the remainder of 2023 as we intend to limit the number of 3D Printer systems as equipment for lease to customers and have completed the build out of our manufacturing facility.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $15.0 million, consisting of proceeds of $10.5 million from the ATM Offering, net of issuance costs, $5.0 million drawn from our revolver facility, and $0.3 million from the issuance of common stock upon exercise of stock options, partially offset by $0.7 million in repayment of equipment loans.
Net cash used in financing activities during the three months ended March 31, 2022 was $0.4 million, consisting of financing activities resulting primarily from proceeds from the issuance of common stock upon exercise of stock options of $0.2 million, offset by repayment of equipment loans of $0.5 million.
We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2023 and 2022.
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
Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our condensed consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our condensed consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the condensed consolidated financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.
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
Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting
We have taken measures to remediate the material weaknesses remaining as of March 31, 2023, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, and designing and implementing controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses, and controls over the presentation of contract assets and liabilities; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section titled Part I, Item 1A. “Risk Factors, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected
Except for as set forth below, there have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Related to Our Business and Industry
Market conditions, economic uncertainty or downturns could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.
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
For example, instability in the U.S. banking system has resulted in the failure of several U.S. banks, including the closure of SVB by banking regulators in March 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments or to access financing may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, protracted negotiations regarding the U.S. federal debt ceiling or the U.S. government's failure to raise the debt ceiling could adversely impact U.S. capital and credit markets and create further economic uncertainty, which may adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 7, 2023, we, together with our wholly-owned subsidiary, Velo3D US, Inc. (“Velo3D US”), as the borrowers, entered into a letter agreement with New SVB that further amended the third amended and restated loan and security agreement, as amended, to reduce the requirement to maintain 90% of the dollar value of our operating accounts and depository accounts with New SVB or its affiliates to 50%.

Further, on May 5, 2023, we and Velo3D US, as the borrowers, entered into a fifth loan modification agreement with New SVB. This agreement amended the third amended and restated loan and security agreement, as amended, to, among other things, (i) update certain of our financial covenants related to the 2023 fiscal and (ii) establish an inventory appraisal requirement to be conducted within 90 days following the date of such agreement.

For more information regarding the third amended and restated loan and security agreement, as amended, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.”

The foregoing descriptions of the letter agreement and the fifth loan modification agreement do not purport to be complete and are qualified in their entirety by reference to the full text thereof, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1	Letter Agreement between Silicon Valley Bank and Velo3D, Inc., dated April 7, 2023
10.2	Fifth Loan Modification Agreement between Silicon Valley Bank and Velo3D, Inc., dated May 5, 2023
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 10th day of May, 2023.

VELO3D, INC.

Date: May 10, 2023	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer