Form 10-Q
period 2023-06-30
Velo3D, Inc.
filed 2023-08-15
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of August 8, 2023, the registrant had 196,747,463 shares of common stock, $0.00001 per share outstanding.

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
•our ability to service and comply with our indebtedness;
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
•our financial performance;
•macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations, supply chain shortages and the lingering effects of the COVID-19 pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.
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

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,868	$31,983
Short-term investments	18,475	48,214
Accounts receivable, net	14,284	9,185
Inventories	78,015	71,202
Contract assets	15,255	6,805
Prepaid expenses and other current assets	2,860	5,533
Total current assets	157,757	172,922
Property and equipment, net	18,376	19,812
Equipment on lease, net	7,668	9,070
Other assets	23,001	23,310
Total assets	$206,802	$225,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,579	$12,207
Accrued expenses and other current liabilities	9,369	15,877
Debt – current portion	2,973	2,775
Contract liabilities	5,772	15,194
Total current liabilities	35,693	46,053
Long-term debt – less current portion	19,400	5,422
Contingent earnout liabilities	25,224	17,414
Warrant liabilities	4,470	2,745
Other noncurrent liabilities	11,420	12,634
Total liabilities	96,207	84,268
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at June 30, 2023 and December 31, 2022, 196,737,320 and 187,561,368 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	390,240	361,528
Accumulated other comprehensive loss	(401)	(837)
Accumulated deficit	(279,246)	(219,847)
Total stockholders’ equity	110,595	140,846
Total liabilities and stockholders’ equity	$206,802	$225,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
3D Printer	$23,190	$17,615	$47,765	$27,799
Recurring payment	35	934	610	1,859
Support services	1,909	1,095	3,573	2,204
Total Revenue	25,134	19,644	51,948	31,862
Cost of revenue
3D Printer	19,728	15,633	41,702	26,112
Recurring payment	335	685	782	1,403
Support services	2,091	2,094	3,559	3,100
Total cost of revenue	22,154	18,412	46,043	30,615
Gross profit	2,980	1,232	5,905	1,247
Operating expenses
Research and development	12,454	12,965	23,001	25,880
Selling and marketing	6,108	6,249	12,282	12,232
General and administrative	10,124	8,259	20,451	17,549
Total operating expenses	28,686	27,473	55,734	55,661
Loss from operations	(25,706)	(26,241)	(49,829)	(54,414)
Interest expense	(344)	(92)	(564)	(233)
Gain (loss) on fair value of warrants	828	23,665	(1,725)	17,651
Gain (loss) on fair value of contingent earnout liabilities	1,843	130,227	(7,810)	98,995
Other income (expense), net	178	391	529	609
Income (loss) before provision for income taxes	(23,201)	127,950	(59,399)	62,608
Provision for income taxes	—	—	—	—
Net income (loss)	$(23,201)	$127,950	$(59,399)	$62,608

Net income (loss) per share:
Basic	$(0.12)	$0.69	$(0.31)	$0.34
Diluted	$(0.12)	$0.63	$(0.31)	$0.31

Shares used in computing net income (loss) per share:
Basic	193,917,908	184,282,194	191,775,367	183,892,304
Diluted	193,917,908	202,326,053	191,775,367	203,026,468

Net income (loss)	$(23,201)	$127,950	$(59,399)	$62,608
Net unrealized holding gain (loss) on available-for-sale investments	148	(335)	436	(943)
Total comprehensive income (loss)	$(23,053)	$127,615	$(58,963)	$61,665
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(59,399)	$62,608
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,026	2,108
Stock-based compensation	12,771	9,933
(Gain) loss on fair value of warrants	1,725	(17,651)
(Gain) loss on fair value of contingent earnout liabilities	7,810	(98,995)
Changes in assets and liabilities
Accounts receivable	(5,099)	961
Inventories	3,538	(34,826)
Contract assets	(8,450)	(131)
Prepaid expenses and other current assets	3,609	7,049
Other assets	292	1,283
Accounts payable	(1,716)	(415)
Accrued expenses and other liabilities	(6,249)	5,977
Contract liabilities	(9,422)	(6,077)
Other noncurrent liabilities	(1,214)	(617)
Net cash used in operating activities	(58,778)	(68,793)
Cash flows from investing activities
Purchase of property and equipment	(690)	(8,578)
Production of equipment for lease to customers	(3,694)	(2,563)
Purchases of available-for-sale investments	—	(87,655)
Proceeds from maturity of available-for-sale investments	29,984	4,000
Net cash provided by (used in) investing activities	25,600	(94,796)
Cash flows from financing activities
Proceeds from ATM offering, net of issuance costs	15,591	—
Proceeds from revolver facility	14,000	—
Proceeds from equipment loans	1,600	—
Repayment of equipment loans	(1,467)	(1,067)
Issuance of common stock upon exercise of stock options	350	570
Net cash provided by (used in) financing activities	30,074	(497)
Effect of exchange rate changes on cash and cash equivalents	(11)	(7)
Net change in cash and cash equivalents	(3,115)	(164,093)
Cash and cash equivalents and restricted cash at beginning of period	32,783	208,402
Cash and cash equivalents and restricted cash at end of period	$29,668	$44,309

Supplemental disclosure of cash flow information
Cash paid for interest	$564	$152
Supplemental disclosure of non-cash information

Unpaid liabilities related to property and equipment	177	134
Equipment for lease to customers returned to inventory	4,364	1,308
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	June 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$28,868	$43,509
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$29,668	$44,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	183,557,946	$2	$345,418	$(608)	$(295,209)	$49,603
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,221,179	—	403	—	—	403
Stock-based compensation	130,483	—	4,976	—	—	4,976
Net loss	—	—	—	—	127,950	127,950
Other comprehensive loss	—	—	—	(349)	—	(349)
Balance as of June 30, 2022	184,909,608	$2	$350,797	$(957)	$(167,259)	$182,583

Balance as of March 31, 2023	192,479,797	$2	$378,532	$(549)	$(256,045)	$121,940
Issuance of common stock upon exercise of stock options	109,223	—	40	—	—	40
Issuance of common stock upon release of RSUs	1,239,989	—	—	—	—	—
Stock-based compensation	—	—	6,535	—	—	6,535
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	2,908,311	—	5,133	—	—	5,133
Net loss	—	—	—	—	(23,201)	(23,201)
Other comprehensive income	—	—	—	148	—	148
Balance as of June 30, 2023	196,737,320	$2	$390,240	$(401)	$(279,246)	$110,595

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,546,631	—	570	—	—	570
Stock-based compensation	130,483	—	9,933	—	—	9,933
Net income	—	—	—	—	62,608	62,608
Other comprehensive loss	—	—	—	(943)	—	(943)
Balance as of June 30, 2022	184,909,608	$2	$350,797	$(957)	$(167,259)	$182,583

Balance as of December 31, 2022	187,561,368	$2	$361,528	$(837)	$(219,847)	$140,846
Issuance of common stock upon exercise of stock options	1,295,435	—	350	—	—	350
Issuance of common stock upon release of RSUs	1,639,727	—	—	—	—	—
Stock-based compensation	—	—	12,771	—	—	12,771
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	6,240,790	—	15,591	—	—	15,591
Net loss	—	—	—	—	(59,399)	(59,399)
Other comprehensive income	—	—	—	436	—	436
Balance as of June 30, 2023	196,737,320	$2	$390,240	$(401)	$(279,246)	$110,595
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
Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2023, the Company had an accumulated deficit of $279.2 million.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of August 15, 2023, the issuance date of the unaudited condensed consolidated financial statements, the Company believes that the cash and cash equivalents on hand, together with cash the Company expects to generate from future operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.
On February 6, 2023, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock, par value $0.00001 per share. See Note 16. At-the-Market Offering, for further information.
In addition, on August 10, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain affiliated institutional investors (collectively, the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered public offing by the Company directly to the Investor (the “Offering”), up to $105 million aggregate principal amount of the Company’s senior secured convertible notes (the “Notes”). On August 14, 2023, the Company issued $70 million aggregate principal amount of Notes (the “Initial Notes”) to the Investor for approximately $66 million in net proceeds, and used approximately $22 million of the net proceeds to repay in full indebtedness outstanding under its third amended and restated loan and security agreement, as amended (the “Loan Agreement”). See Note 17. Subsequent Events, for further information.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2022 Form 10-K. During the six months ended June 30, 2023, there were no significant updates to the Company’s significant accounting policies other than as described below.
At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock pursuant to its universal shelf registration statement (the “Shelf Registration Statement”), which the Company filed with the SEC on November 14, 2022. As of June 30, 2023, the Company has sold $15.6 million of shares, net of issuance costs of $1.0 million. See Note 16. At-the-Market Offering, for further information.

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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(23,201)	$127,950	$(59,399)	$62,608
Denominator:
Basic weighted average shares outstanding	193,917,908	184,282,194	191,775,367	183,892,304
Effect of dilutive securities:
Common stock options	—	18,043,859	—	19,130,274
Restricted stock units	—	—	—	3,890
Diluted weighted average shares outstanding	193,917,908	202,326,053	191,775,367	203,026,468
Net income (loss) per share
Basic	$(0.12)	$0.69	$(0.31)	$0.34
Diluted	$(0.12)	$0.63	$(0.31)	$0.31
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Common stock options	15,257,468	1,493,147	15,257,468	406,732
Common stock warrants	13,145,000	13,075,000	13,145,000	13,075,000
Restricted stock units	12,227,171	5,355,860	12,227,171	5,351,970
Total potentially dilutive common share equivalents	40,629,639	19,924,007	40,629,639	18,833,702
Total potentially dilutive common share equivalents for the three and six months ended June 30, 2023 and 2022 excludes 21,265,936 and 21,758,148, respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$25,744	$—	$—	$25,744
U.S. Treasury securities (ii)	10,358	—	—	10,358
Corporate bonds (ii)	—	8,117	—	8,117
Total financial assets	$36,102	$8,117	$—	$44,219
Liabilities
Common stock warrant liabilities (Public) (iii)	$2,842	$—	$—	$2,842
Common stock warrant liabilities (Private Placement) (iii)	—	—	1,488	1,488
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	140	140
Contingent earnout liabilities	—	—	25,224	25,224
Total financial liabilities	$2,842	$—	$26,852	$29,694

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$31,728	$—	$—	$31,728
U.S. Treasury securities (ii)	24,701	—	—	24,701
Corporate bonds (ii)	—	23,513	—	23,513
Total financial assets	$56,429	$23,513	$—	$79,942
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,748	$—	$—	$1,748
Common stock warrant liabilities (Private Placement) (iii)	—	—	888	888
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	109	109
Contingent earnout liabilities	—	—	17,414	17,414
Total financial liabilities	$1,748	$—	$18,411	$20,159
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
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	December 31, 2022	Change in fair value	March 31, 2023	Change in fair value	June 30, 2023
	(In thousands)

Private placement warrant liabilities	$888	$869	$1,757	$(269)	$1,488
2022 Private Warrant	109	37	146	(6)	140
Contingent earnout liabilities	17,414	9,653	27,067	(1,843)	25,224
	$18,411	$10,559	$28,970	$(2,118)	$26,852

	December 31, 2021	Change in fair value	March 31, 2022	Change in fair value	June 30, 2022
	(In thousands)

Private placement warrant liabilities	$7,387	$2,047	$9,434	$(8,054)	$1,380
Contingent earnout liabilities	111,487	31,232	142,719	(130,226)	12,493
	$118,874	$33,279	$152,153	$(138,280)	$13,873
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

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$10,534	$—	$(176)	$10,358
Corporate bonds	8,342	—	(225)	8,117
Total available-for-sale investments	$18,876	$—	$(401)	$18,475

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$25,124	$—	$(423)	$24,701
Corporate bonds	23,927	—	(414)	23,513
Total available-for-sale investments	$49,051	$—	$(837)	$48,214
The following table presents the breakdown of the AFS investments in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$—	$—	$16,702	$(365)
12 months or longer	10,358	(176)	7,999	(58)
Total	$10,358	$(176)	$24,701	$(423)

Corporate bonds
Less than 12 months	$—	$—	$18,951	$(387)
12 months or longer	8,117	(225)	1,478	(27)
Total	$8,117	$(225)	$20,429	$(414)
The Company does not believe these AFS investments to be other-than-temporarily impaired as of June 30, 2023 and December 31, 2022.
There were no material realized gains or losses on AFS investments during the six months ended June 30, 2023 and June 30, 2022.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All remaining contractual maturities of AFS investments held at June 30, 2023 are as follows:

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Corporate bonds	$3,444	$(81)	$4,673	$(144)
U.S. Treasury securities	10,358	(176)	—	—
Total	$13,802	$(257)	$4,673	$(144)
Actual maturities may differ from the contractual maturities because the Company may sell these investments prior to their contractual maturities.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Trade receivables	$14,351	$9,639
Less: Allowances for credit losses	(67)	(454)
Total	$14,284	$9,185
Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Raw materials	$66,929	$58,585
Work-in-progress	9,365	12,617
Finished goods	1,721	—
Total	$78,015	$71,202
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Prepaid insurance and other	$1,924	$3,316
Vendor prepayments	936	2,217
Total	$2,860	$5,533

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Computers and software	$2,409	$2,222
Lab equipment and other equipment	7,866	7,379
Furniture and fixtures	246	181
Leasehold improvements	16,016	16,273
Construction in progress	21	—
Total property, plant and equipment	26,558	26,055
Less accumulated depreciation and amortization	(8,182)	(6,243)
Property, plant and equipment, net	$18,376	$19,812
Depreciation expense for the three months ended June 30, 2023 and 2022 was $1.2 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $2.3 million and $1.2 million, respectively.
The manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. There were no significant asset retirement obligations. The Company wrote-off $0.6 million in fully-depreciated leasehold improvements related to the Campbell (McGlincy) lease during the six months ended June 30, 2023.
Other Assets
Other assets consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Right of use assets	$12,180	$13,545
Net investments in sales-type lease	6,288	6,554
Non-current prepaid expenses and other assets	4,533	3,211
Total Other assets	$23,001	$23,310

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Accrued expenses	$3,598	$8,602
Accrued salaries and benefits	3,402	4,830
Lease liability – current portion	2,369	2,445
Total Accrued expenses and other current liabilities	$9,369	$15,877
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Lease liabilities – noncurrent portion	$11,024	$12,206
Other noncurrent liabilities	396	428
Total other noncurrent liabilities	$11,420	$12,634
Please refer to Note 10, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $8.3 million and accumulated depreciation of $0.6 million as of June 30, 2023. The equipment leased to customers had a cost basis of $10.6 million and accumulated depreciation of $1.5 million as of December 31, 2022.
The total depreciation expense was $0.3 million and $0.5 million included in cost of revenue for the three months ended June 30, 2023 and 2022, respectively. The total depreciation expense was $0.6 million and $0.9 million included in cost of revenue for the six months ended June 30, 2023 and 2022, respectively.
Lease payments from customers consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Equipment on lease payments	$35	$833	$610	$1,713
Equipment on lease variable payments	—	101	—	146
Total lease payments	$35	$934	$610	$1,859
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
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$12,180	$13,545
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,345	$2,410
Noncurrent (Other noncurrent liabilities)	11,024	12,201
	13,369	14,611
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$24	$35
Noncurrent (Other noncurrent liabilities)	—	5
	$24	$40
Total lease liabilities	$13,393	$14,651
There were no impairments recorded related to these assets as of June 30, 2023 and December 31, 2022.
Information about lease-related balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except years and percentages)		(In thousands, except years and percentages)
Operating lease expense	$746	$717	$1,510	1,434
Financing lease expense	9	9	18	18
Short-term lease expense	66	68	160	167
Total lease expense	$821	$794	$1,688	1,619
Cash paid for leases	$700	$683	$1,406	964
Weighted – average remaining lease term – operating leases (years)	3.6	4.4	3.6	4.4
Weighted – average discount rate – operating leases	8.7%	4.4%	8.7%	4.4%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturity of operating lease liabilities as of June 30, 2023 are as follows:

(In thousands)
Remainder of 2023	$1,380
2024	2,730
2025	2,266
2026	2,313
2027	2,400
Thereafter	11,270
Total operating lease payments	$22,359
Less portion representing imputed interest	(8,990)
Total operating lease liabilities	$13,369
Less current portion	2,345
Long-term portion	$11,024
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Revolving credit line	$17,000	$3,000
Equipment loan	5,489	5,356
Deferred financing costs	(116)	(159)
Total	$22,373	$8,197
Debt – current portion	2,973	2,775
Long-term debt – less current portion	$19,400	$5,422
As of June 30, 2023, the Company’s banking arrangements included a revolving credit line and equipment loans pursuant to the Loan Agreement originally entered into with Silicon Valley Bank (“SVB”). For a full description of these banking arrangements, see Note 9, Long-Term Debt, in the audited consolidated financial statements included in the 2022 Form 10-K. These loans contained customary representations and warranties, reporting covenants, events of default and termination provisions. The affirmative covenants included, among other things, that the Company furnish monthly financial statements, minimum cash balances, quarterly revenues, a yearly budget, timely files taxes, maintain good standing and government compliance, maintain liability and other insurance and furnish audited financial statements no later than the date of delivery to the Board of Directors.

On August 14, 2023, the Company used approximately $22 million of the net proceeds from the Offering of the Initial Notes to repay all outstanding obligations under the Loan Agreement. With the payoff of the debt, the Loan Agreement was terminated and is no longer available to the Company. See Note 17. Subsequent Events, for further information.
The Company amortizes deferred financing costs over the life of the borrowing. As of June 30, 2023 and December 31, 2022, the remaining unamortized balance of deferred financing costs was $0.1 million, respectively for both periods, and was included in Debt — current portion on the balance sheets.
Revolving Credit Line — For the three and six months ended June 30, 2023, the Company drew $9.0 million and $14.0 million on the revolving credit facility, respectively, with a variable interest rate of the greater of 5.50% or Prime plus 0.75% and a term of 22 months due on December 31, 2024. As of June 30, 2023, the Company had $13.0 million on the revolving credit line undrawn after the draw on June 29, 2023.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s draws on the revolving credit facility were as follows: $5.0 million in February 2023, $5.0 million in April 2023, and $4.0 million in June 2023, with a variable interest rate of the greater of 5.50% or Prime Rate plus 0.75% and terms of 22 months, 20 months and 18 months, respectively, all due on December 31, 2024.
Interest on the outstanding balance of the revolving credit line was payable monthly at an annual rate of the greater of (1) the Wall Street Journal Prime Rate plus 0.25% and (2) 5.0% when the Company’s Adjusted Quick Ratio (“AQR”) was at least 1.50 to 1.0, and at an annual rate of the greater of (1) the Wall Street Journal Prime Rate plus 0.75% and (2) 5.50% when the Company did not maintain such AQR. The effective interest rate was 8.0% and 5.2% for the three months ended June 30, 2023 and 2022, respectively. The effective interest rate was 9.7% and 4.9% for the six months ended June 30, 2023 and 2022, respectively. The loan fees were less than $0.1 million as of June 30, 2023.

Equipment Loan — As of June 30, 2023, the remaining equipment loan availability were $9.5 million.
As of June 30, 2023, the outstanding balance was $5.5 million. The effective interest rate was 8.0% and 3.9% for the three months ended June 30, 2023 and 2022, respectively. The effective interest rate was 7.7% and 3.5% for the six months ended June 30, 2023 and 2022, respectively. For the three months and six months ended June 30, 2023, $0.7 million and $1.4 million, respectively, in principal payments were paid.
The future minimum aggregate payments for the above borrowings are as follows as of June 30, 2023:

(In thousands)
2023	$1,733
2024	19,156
2025	1,333
2026	267
$22,489

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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	June 30,	December 31,
	2023	2022
	(share data)
Common stock warrants	13,145,000	13,145,000
Shares available for future grant under 2021 Equity Incentive Plan	29,557,352	20,861,294
Reserved for At-the-Market offering	13,759,210	—
Reserved for employee stock purchase plan	7,371,214	5,495,601
Total shares of common stock reserved	63,832,776	39,501,895
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
The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of June 30, 2023 and December 31, 2022.
Common Stock Warrant Liabilities
Warrants for common stock of 13,145,000 were exercisable 1-to-1 as of June 30, 2023 and December 31, 2022. The warrants on common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consist of 8,625,000 publicly-traded warrants (the “Public Warrants”), 4,450,000 private placement warrants (the “Private Placement Warrants”) and a warrant to purchase 70,000 shares of common stock (the “2022 Private Warrant”), as summarized in the following table:

	December 31, 2022 and June 30, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant

Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43
Public warrants – Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30
			13,145,000

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrant Liabilities – Fair Value
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

	Fair Value on December 31, 2022	Gain on fair value of warrants	Fair Value on March 31, 2023	Loss on fair value of warrants	Fair Value on June 30, 2023
	(In thousands)
Private placement warrants – Common Stock	$888	$869	$1,757	$(269)	$1,488
2022 Private Warrant – Common Stock	109	37	146	(6)	140
Public warrants – Common Stock	1,748	1,647	3,395	(553)	2,842
	$2,745	$2,553	$5,298	$(828)	$4,470

	Fair Value on December 31, 2021	Gain on fair value of warrants	Fair Value on March 31, 2022	Loss on fair value of warrants	Fair Value on June 30, 2022
	(In thousands)
Private placement warrants – Common Stock	$7,387	$2,047	$9,434	$(8,054)	$1,380
2022 Private Warrant – Common Stock	—	—	—	—	—
Public warrants – Common Stock	14,318	3,967	18,285	(15,612)	2,673
	$21,705	$6,014	$27,719	$(23,666)	$4,053
The liabilities associated with the Private Placement Warrants and 2022 Private Warrant were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three months ended June 30, 2023 and June 30, 2022.
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
Private Placement Warrant – Fair Value Assumptions
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
Current stock price	$2.16	$1.79
Expected volatility	76.5%	68.0%
Risk-free interest rate	4.4%	4.1%
Dividend rate	—%	—%
Expected Term (years)	3.25	3.75
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
2022 Private Warrant – Fair Value Assumptions
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant liability were as follows:

	As of June 30, 2023	As of December 31, 2022
Current stock price	$2.16	$1.79
Expected volatility	103.0%	86.9%
Risk-free interest rate	3.8%	3.9%
Dividend rate	—%	—%
Expected Term (years)	11.07	11.57
Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock as of June 30, 2023.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The rollforward for the contingent earnout liabilities for the three months ended June 30, 2023 and 2022, was as follows:

	Fair Value on December 31, 2022	Gain on fair value of warrants	Fair Value on March 31, 2023	Loss on fair value of warrants	Fair Value on June 30, 2023
	(In thousands)
Contingent Earnout Liabilities	$17,414	$9,653	$27,067	$(1,843)	$25,224
	$17,414	$9,653	$27,067	$(1,843)	$25,224

	Fair Value on December 31, 2021	Gain on fair value of warrants	Fair Value on March 31, 2022	Loss on fair value of warrants	Fair Value on June 30, 2022
	(In thousands)
Contingent Earnout Liabilities	$111,487	$31,232	$142,719	$(130,226)	$12,493
	$111,487	$31,232	$142,719	$(130,226)	$12,493
Fair Value Assumptions – Contingent Earnout Liabilities
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of June 30, 2023	As of December 31, 2022
Current stock price	$2.16	$1.79
Expected volatility	103.0%	89.9%
Risk-free interest rate	4.5%	4.1%
Dividend yield	—%	—%
Expected Term (years)	3.25	3.75
Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock as of June 30, 2023.
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
Note 11. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2023, the Company had a remaining allocated reserve of 29,557,352 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of June 30, 2023, the Company had an allocated reserve of 7,371,214 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2023, the Company had not begun any offering periods for the 2021 ESPP.
Stock options
Activity under the 2021 EIP is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(1,547)	$0.36
Forfeited or expired	(107)	$5.67
Outstanding as of June 30, 2022	19,537	$0.57	7.4
Options vested and expected to vest as of June 30, 2022	19,537	$0.57
Vested and exercisable as of June 30, 2022	10,345	$0.66

Outstanding as of December 31, 2022	16,960	$0.54	7.3
Granted	—	$—
Exercised	(1,296)	$0.29
Forfeited or expired	(407)	$0.62
Outstanding as of June 30, 2023	15,257	$0.56	6.7
Options vested and expected to vest as of June 30, 2023	15,257	$0.56
Vested and exercisable as of June 30, 2023	11,559	$0.64
The aggregate intrinsic value of options outstanding was $27.3 million and $24.4 million, respectively, as of June 30, 2023 and December 31, 2022. Intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $3.8 million and $5.0 million, respectively. The total grant date fair value of options vested was $0.4 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, total unrecognized compensation cost related to options was $0.6 million related to 3.7 million unvested options and is expected to be recognized over a weighted-average period of 1.3 years.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2023, there were no options granted.
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.
The following table summarizes outstanding and expected to vest RSUs as of June 30, 2023 and 2022 and their activity during the six months ended June 30, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 21, 2021	4,041	$7.26	$31,563
Granted	1,489	4.87	7,334
Released	(130)	7.21	789
Cancelled	(44)	7.26	259
Balance as of June 30, 2022	5,356	$6.60	$7,391
Expected to vest as of June 30, 2022	5,356	$6.60	$7,391

Balance as of December 31, 2022	9,623	$4.47	$17,225
Granted	5,693	2.11	12,024
Released	(1,640)	3.83	3,635
Cancelled	(1,449)	4.27	3,531
Balance as of June 30, 2023	12,227	$3.48	$26,411
Expected to vest as of June 30, 2023	12,227	$3.48	$26,411
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of June 30, 2023, there was $37.3 million of unrecognized compensation cost related to 12.2 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2022, there was $31.0 million of unrecognized compensation cost related to 5.4 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Restricted stock units	$4,745	$2,550	$8,803	$4,990
Stock options	119	484	868	1,059
Earnout shares - employees	1,671	1,942	3,100	3,884
	$6,535	$4,976	$12,771	$9,933
The following sets forth the total stock-based compensation expense for the stock options and RSUs included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$3,056	$2,488	$5,989	$5,079
Selling and marketing	1,586	1,142	3,081	2,255
General and administrative	1,893	1,346	3,701	2,599
	$6,535	$4,976	$12,771	$9,933
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and six months ended June 30, 2023 and 2022 differ from the federal statutory rate principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of June 30, 2023 and December 31, 2022, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $39.5 million for

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
parts and assemblies are due upon receipt and will primarily be delivered in the second half of 2023 and early 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company has paid all matching contributions as of June 30, 2023.
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
	(as a percentage)
Customer 1	<10%	—%	11.3%	—%	<10%	—%
Customer 2	23.4%	—%	11.3%	—%	13.4%	—%
Customer 3	11.5%	12.5%	10.4%	<10%	—%	<10%
Customer 4	—%	13.8%	<10%	<10%	<10%	<10%
Customer 5	12.1%	—%	<10%	—%	14.5%	—%
Customer 6	11.3%	—%	<10%	—%	—%	<10%
Customer 7	<10%	22.7%	<10%	39.1%	<10%	<10%
Revenue by Geographic Area
The Company currently sells its products in the geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Americas	$20,923	$19,555	$43,213	$31,659
Europe	4,173	38	8,598	73
Other	38	51	137	130
Total	$25,134	$19,644	$51,948	$31,862

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Assets and Liabilities
There was $0.9 million and $1.8 million of revenue recognized during the three and six months ended June 30, 2023, respectively, included in contract liabilities as of December 31, 2022. The amount of revenue recognized during the three and six months ended June 30, 2022 included in contract liabilities as of December 31, 2021 was $0.8 million and $1.6 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Variable Consideration
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Revenue related to variable consideration represented $0.0 million and $0.1 million of the Company’s revenue during the three months ended June 30, 2023 and 2022, respectively, and $0.0 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
Note 16. At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock. As of the three and six months ended June 30, 2023, the Company has sold $5.1 million and $15.6 million of shares, respectively, net of issuance costs of $0.4 million and $1.0 million, respectively.
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
Note 17. Subsequent Events
Offering of Senior Secured Convertible Notes
On August 10, 2023, the Company entered into the Securities Purchase Agreement with the Investor pursuant to which the Company agreed to issue and sell in the Offering up to $105 million aggregate principal amount of Notes.
On August 14, 2023 (the “Initial Closing Date”), the Company issued $70 million aggregate principal amount of the Initial Notes to the Investor. In addition, the Company has granted the Investor the right to purchase up to an additional $35 million aggregate principal amount of the Notes (the “Additional Notes”) so long as the notice to exercise such option is provided no later than the first anniversary of the Initial Closing Date.
The Company estimates the net proceeds from the sale of the Initial Notes will be approximately $66 million, after deducting estimated fees and expenses payable by the Company. On the Initial Closing Date, the Company used approximately $22 million of the net proceeds from the Offering to repay in full the outstanding indebtedness

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
under the Loan Agreement. The Company plans to use the remaining net proceeds for working capital, capital expenditures and general corporate purposes.
The Notes are senior secured obligations of the Company and will be effectively senior to all of the Company’s unsecured indebtedness to the extent of the collateral securing the Notes. Aside from the foregoing, the Notes will rank pari passu with all of the Company’s other senior indebtedness and senior to any of the Company’s subordinated indebtedness.
As of the Initial Closing Date, the Notes are secured by a first lien security interest in the Company’s and its wholly-owned subsidiary Velo3D US, Inc.’s assets, including, but not limited to, the Company’s intellectual property (subject to prior liens and other customary exclusions, in each case, acceptable to the collateral agent for the Notes (the “Collateral Agent”) in its sole discretion) other than the Company’s and such subsidiary’s non-U.S. assets and the Company’s and such subsidiary’s bank accounts (collectively, the “Initial Collateral”). The Notes provide that at or before 30 days after the Initial Closing Date (which period may be extended in the reasonable discretion of the Collateral Agent), the Company will deliver to the Collateral Agent such additional security documents, in form and substance reasonably acceptable to the Collateral Agent, which perfect a first lien security interest in all the Company’s remaining assets (subject to prior liens and other customary exclusions, in each case, acceptable to the Collateral Agent in its sole discretion).
The Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2023, and will mature on August 1, 2026 (the “Maturity Date”). When the Company repays principal on the Notes pursuant to the terms of the Notes, it will be required to pay 115% of the principal amount repaid (the “Repayment Price”) plus accrued interest.
On the first day of each three-month period beginning on January 1, 2024 (a “Partial Redemption Date”), holders of the Notes may require the Company to redeem a portion of the principal amount of the Notes at the Repayment Price plus accrued interest. The aggregate principal amount of the Initial Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,062,500.
Subject to certain exceptions, upon the completion of certain equity financings at a price below the conversion price of the Notes, holders of the Notes will have the right to require the Company to use up to 15% of the gross proceeds of the equity financing to redeem a portion of the principal amount of the Notes at the Repayment Price plus accrued interest.
Holders of the Notes will also have the right to require the Company to repurchase all or a portion of their Notes upon the occurrence of certain corporate events constituting a “fundamental change” at the greater of (a) 110% of the conversion value (calculated based on the 5-day volume-weighted-average price (“VWAP”) of the Company’s common stock during the period beginning on the later of the five VWAP trading days prior to the effective date of such fundamental change and the five VWAP trading days prior to the public announcement of such fundamental change) and (b) 100% of the Repayment Price plus accrued interest.
Holders of the Notes may convert their Notes into shares of the Company’s common stock at any time prior to the Maturity Date. The Notes have an initial conversion rate of 475.1722 shares of the Company’s common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $2.10 per share of the Company’s common stock). The initial conversion price will adjust to 110% of the average of the three daily VWAPs of the Company’s common stock during the three trading day period ending on and including August 17, 2023, if such average is lower than the initial conversion price, with a corresponding adjustment to the conversion rate. The conversion rate will also be subject to customary anti-dilution adjustments and adjustments for certain corporate events. Subject to certain conditions, the Company can require conversion of the Notes if the closing price of the Company’s common stock exceeds 175% of the conversion price for at least 20 VWAP trading days in a 30 consecutive VWAP trading day period.
The Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, the Company will be required to maintain a minimum of $30 million of unrestricted cash and cash equivalents and to

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026 specified in the Notes. If an event of default occurs, the holders of the Notes may declare the Notes due and payable for cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes).

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

	As of and for the Three Months Ended June 30,		As of and for the Six months ended June 30,
	2023	2022	2023	2022
Revenue ($ in millions)	$25	$20	$52	$32
Bookings ($ in millions)	$16	$18	$36	$36
Backlog ($ in millions)	$15	$55	$15	$55
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended June 30, 2023 and 2022, sales to the top three customers accounted for 47.0% and 65.1%, respectively. Of the top three customers for the three months ended June 30, 2023, all customers were different from the top three customers for the comparable period in 2022. For the six months ended June 30, 2023 and 2022, sales to the top three customers accounted for 33.0% and 65.6%, respectively. Of the top three customers for the three months ended June 30, 2023 all customers were different from the top three customers for the comparable period in 2022.
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
Impact of World Events
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
3D Printer sale transactions - fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Sales with variable consideration represented $0.0 million and $0.1 million of our revenue during the three months ended June 30, 2023 and 2022, respectively. Sales with variable consideration represented $0.0 million and $0.1 million of our revenue during the six months ended June 30, 2023 and 2022, respectively. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The Recurring Payment transactions, which are structured as operating leases, were 0.1% and 4.8% of revenue for the three months ended June 30, 2023 and 2022, respectively. The Recurring Payment transactions were 1.2% and 5.8% of revenue for the six months ended June 30, 2023 and 2022, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the three months ended June 30, 2023 and 2022, respectively.
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
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2023 and June 30, 2022.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$23,190	$17,615	$5,575	31.6%
Recurring payment	35	934	(899)	(96.3)%
Support services	1,909	1,095	814	74.3%
Total Revenue	25,134	19,644	5,490	27.9%
Cost of revenue
3D Printer	19,728	15,633	4,095	26.2%
Recurring payment	335	685	(350)	(51.1)%
Support services	2,091	2,094	(3)	(0.1)%
Total cost of revenue	22,154	18,412	3,742	20.3%
Gross profit	2,980	1,232	1,748	141.9%
Operating expenses
Research and development	12,454	12,965	(511)	(3.9)%
Selling and marketing	6,108	6,249	(141)	(2.3)%
General and administrative	10,124	8,259	1,865	22.6%
Total operating expenses	28,686	27,473	1,213	4.4%
Loss from operations	(25,706)	(26,241)	535	(2.0)%
Interest expense	(344)	(92)	(252)	273.9%
Gain on fair value of warrants	828	23,665	(22,837)	(96.5)%
Gain on fair value of contingent earnout liabilities	1,843	130,227	(128,384)	(98.6)%
Other income, net	178	391	(213)	(54.5)%
Income (loss) before provision for income taxes	(23,201)	127,950	(151,151)	(118.1)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(23,201)	$127,950	$(151,151)	(118.1)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
3D Printer sales	$23,190	92.3%	$17,615	89.6%	$5,575	31.6%
Recurring payment	35	0.1%	934	4.8%	(899)	(96.3)%
Support services	1,909	7.6%	1,095	5.6%	814	74.3%
Total Revenue	$25,134	100.0%	$19,644	100.0%	$5,490	27.9%
Total revenue for the three months ended June 30, 2023 and 2022 was $25.1 million and $19.6 million, respectively, an increase of $5.5 million, or 27.9%.
3D Printer sales were $23.2 million and $17.6 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $5.6 million. The improvement in revenue was due to a change in our product mix toward more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems and fewer launch customer and early reservation shipments at discounted prices, resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was less than $0.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of June 30, 2023, compared to the number of 3D Printer systems in service as of June 30, 2022, and a revenue reduction related to increased bad debt expense in the three months ended June 30, 2023.
Our Support Service revenue was $1.9 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to a significant increase in the number of 3D Printer systems in service as of June 30, 2023, compared to the number of 3D Printers in service as of June 30, 2022.
We expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of June 30, 2023, our backlog for firm orders was $15 million for 3D Printers. Our focus for revenue remains on expanding our selling and marketing efforts and developing our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended June 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$19,728	89.1%	$15,633	84.9%	$4,095	26.2%
Cost of Recurring Payment	335	1.5%	685	3.7%	(350)	(51.1)%
Cost of Support Services	2,091	9.4%	2,094	11.4%	(3)	(0.1)%
Total Cost of Revenue	$22,154	100.0%	$18,412	100.0%	$3,742	20.3%
Total cost of revenue for the three months ended June 30, 2023 and 2022 was $22.2 million and $18.4 million, respectively, an increase of $3.7 million, or 20.3%.
Cost of 3D Printers was $19.7 million and $15.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $4.1 million was due to a change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems, which have a higher total per system cost compared to the Sapphire, for the three months ended June 30, 2023 compared to 2022.
Cost of Recurring Payment was $0.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. This decrease of $0.4 million was due to a decrease in the number of 3D Printer systems in service incurring costs related to Recurring Payment revenue as of June 30, 2023, compared to June 30, 2022.
Cost of Support Services was $2.1 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Cost of Support Services remained flat because, although there were more 3D Printers in service as of June 30, 2023, compared to June 30, 2022, Cost of Support Services decreased on a per unit basis due to preventative maintenance we performed and enhancements we made to system reliability performance. We expect Cost of Support Services to continue to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 88.1% and 93.7% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the cost of revenue as a percentage was primarily due to a per system reduction in material costs for our Sapphire family of systems and improved manufacturing efficiency offset by the change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems.
We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor, to lower our cost of revenue. We expect our cost of revenue as a percentage of revenue to continue to improve as we address material costs and manufacturing efficiency, and as our production volume increases and system reliability performance improves.
Gross Profit and Gross Margin
Total gross profit (loss) was $3.0 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was 11.9% and 6.3% for the three months ended June 30, 2023 and 2022, respectively. The higher gross profit for the three months ended June 30, 2023 was primarily attributable to higher average selling prices for our Sapphire family of systems, and improved manufacturing efficiencies, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Our gross profit and gross margin are influenced by a number of factors, including:
•Product mix of Sapphire, Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems;
•Average selling prices for our systems;
•Trends in materials and shipping costs;
•     Production volumes that may impact factory overhead absorption;
•     System reliability performance; and
•     Cost of our Support Services and product support may be influenced by product mix changes, including new product introductions, and other factors.
During the remainder of 2023, we expect our gross margins will continue to increase due to higher average selling prices, reductions in material costs, improvements to manufacturing efficiency, and increased production volume.
Research and Development Expenses
Research and development expenses were $12.5 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.5 million. The decrease in research and development expenses in 2023 was driven by a $1.4 million decrease in materials cost and a $0.2 million decrease in headcount, salaries and employee-related expenses, offset by an increase of $0.6 million in stock-based compensation and an increase of $0.4 million in other operating expenses.
We expect research and development costs to stabilize over time as our Sapphire family of systems mature, while we continue to invest in enhancing and advancing our portfolio of AM solutions.
Selling and Marketing Expenses
Selling and marketing expenses were $6.1 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.1 million. This slight decrease was attributable to a $0.4 million decrease in European marketing costs and a $0.1 million decrease in headcount, salaries and employee-related expenses, offset by an increase of $0.4 million in stock-based compensation.
We expect selling and marketing expenses to stabilize over 2023 because we have built up our European marketing team and have completed marketing campaigns with the launch of the Sapphire XC. During the remainder of 2023, we intend to focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.
General and Administrative Expenses
General and administrative expenses were $10.1 million and $8.3 million for the three months ended June 30, 2023 and 2022, respectively, an decrease of $1.9 million. The increase was attributable to a $1.2 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, a $0.1 million increase in facilities expenses, and an increase of $0.6 million in stock-based compensation.
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

Interest Expense
Interest expense was $0.3 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.
We expect our interest expense will increase as a result of our recent issuance of senior secured convertible notes (for further information, see “—Liquidity and Capital Resources” and Note 17, Subsequent Events, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).

Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain of $0.8 million and $23.7 million for the three months ended June 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $1.8 million and $130.2 million for the three months ended June 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Other Income, Net
Other income, net was $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended June 30, 2023 and 2022 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2023 and December 31, 2022.
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

Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022:
The following table summarizes our historical results of operations for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$47,765	$27,799	$19,966	71.8%
Recurring payment	610	1,859	(1,249)	(67.2)%
Support services	3,573	2,204	1,369	62.1%
Total Revenue	51,948	31,862	20,086	63.0%
Cost of revenue
3D Printer	41,702	26,112	15,590	59.7%
Recurring payment	782	1,403	(621)	(44.3)%
Support services	3,559	3,100	459	14.8%
Total cost of revenue	46,043	30,615	15,428	50.4%
Gross profit	5,905	1,247	4,658	373.5%
Operating expenses
Research and development	23,001	25,880	(2,879)	(11.1)%
Selling and marketing	12,282	12,232	50	0.4%
General and administrative	20,451	17,549	2,902	16.5%
Total operating expenses	55,734	55,661	73	0.1%
Loss from operations	(49,829)	(54,414)	4,585	(8.4)%
Interest expense	(564)	(233)	(331)	142.1%
Gain (loss) on fair value of warrants	(1,725)	17,651	(19,376)	(109.8)%
Gain (loss) on fair value of contingent earnout liabilities	(7,810)	98,995	(106,805)	(107.9)%
Other income, net	529	609	(80)	(13.1)%
Income (loss) before provision for income taxes	(59,399)	62,608	(122,007)	(194.9)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(59,399)	$62,608	$(122,007)	(194.9)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
3D Printer sales	$47,765	91.9%	$27,799	87.3%	$19,966	71.8%
Recurring payment	610	1.2%	1,859	5.8%	(1,249)	(67.2)%
Support services	3,573	6.9%	2,204	6.9%	1,369	62.1%
Total Revenue	$51,948	100.0%	$31,862	100.0%	$20,086	63.0%
Total revenue for the six months ended June 30, 2023 and 2022 was $51.9 million and $31.9 million, respectively, an increase of $20.1 million, or 63.0%.
3D Printer sales were $47.8 million and $27.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $20.0 million. The improvement in revenue was due to a mix of higher production volumes and change in our product mix toward more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems, and fewer launch customer and early reservation shipments at discounted prices resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.6 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of June 30, 2023, compared to the number of 3D Printer systems in service as of June 30, 2022. In addition, one system that was originally executed through a Recurring Payment transaction was subsequently purchased through a 3D Printer sale transaction, and two systems executed through a Recurring Payment transaction were returned in the six months ended June 30, 2023.
Our Support Service revenue was $3.6 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to a significant increase in the number of 3D Printer systems in service as of June 30, 2023, compared to the number of 3D Printers in service as of June 30, 2022.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Six Months Ended June 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$41,702	90.6%	$26,112	85.3%	$15,590	59.7%
Cost of Recurring Payment	782	1.7%	1,403	4.6%	(621)	(44.3)%
Cost of Support Services	3,559	7.7%	3,100	10.1%	459	14.8%
Total Cost of Revenue	$46,043	100.0%	$30,615	100.0%	$15,428	50.4%
Total cost of revenue for the six months ended June 30, 2023 and 2022 was $46.0 million and $30.6 million, respectively, an increase of $15.4 million, or 50.4%.

Cost of 3D Printers was $41.7 million and $26.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $15.6 million was due to an increase in the number of 3D Printers sold in the six months ended June 30, 2023, compared to the number of 3D Printers sold in the six months ended June 30, 2022. In addition, the change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems, which have a higher total per system cost compared to the Sapphire, has increased the cost of 3D Printers for the six months ended June 30, 2023 compared to 2022.
Cost of Recurring Payment was $0.8 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. This decrease of $0.6 million was due to a decrease in the number of 3D Printer systems in service incurring costs related to Recurring Payment revenue as of June 30, 2023, compared to June 30, 2022.
Cost of Support Services was $3.6 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively. This increase of $0.5 million in Cost of Support Services was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service as of June 30, 2023, compared to June 30, 2022. However, field service engineering support costs related to the ramp of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems in the field, have been offset by the benefits of preventative maintenance we performed and enhancements we made to system reliability performance.
Cost of revenue as a percentage of revenue was 88.6% and 96.1% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the cost of revenue as a percentage was primarily due to a per system reduction in material costs for our Sapphire family of systems and improved manufacturing efficiency offset by the change in our product mix towards more Sapphire XC and Sapphire XC 1MZ systems compared to Sapphire systems.
Gross Profit and Gross Margin
Total gross profit (loss) was $5.9 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was 11.4% and 3.9% for the six months ended June 30, 2023 and 2022, respectively. The higher gross profit for the six months ended June 30, 2023 was primarily attributable to higher average selling prices for our Sapphire family of systems, and improved manufacturing efficiencies, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Research and Development Expenses
Research and development expenses were $23.0 million and $25.9 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.9 million. The decrease in research and development expenses in 2023 was driven by a $5.3 million decrease in materials cost, offset by an increase of $0.6 million for additional headcount, salaries and employee-related expenses, a $0.9 million increase in stock-based compensation, and a $0.9 million increase in other operating expenses.
Selling and Marketing Expenses
Selling and marketing expenses were $12.3 million and $12.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.1 million. This slight increase was attributable to a $0.8 million increase in stock-based compensation, and a $0.2 million increase in marketing initiatives, trade shows and branding expenses, offset by a $0.9 million decrease in European marketing costs.
General and Administrative Expenses
General and administrative expenses were $20.5 million and $17.5 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $3.0 million. The increase was attributable to a $0.5 million increase for additional headcount, salaries and employee-related benefits, a $0.5 million increase in facilities expenses, a $0.9 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, and a $1.1 million increase in stock-based compensation.

Interest Expense
Interest expense was $0.6 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $1.7 million and a gain of $17.7 million for the six months ended June 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $7.8 million and a gain of $99.0 million for the six months ended June 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Other Income, Net
Other income, net was $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the six months ended June 30, 2023 and 2022 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2023 and December 31, 2022.
Liquidity and Capital Resources
As of June 30, 2023, we had raised net proceeds of $438.8 million, comprised of approximately $15.6 million from the ATM Offering (described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net income (loss) of $(59.4) million and $62.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had $47.3 million and $80.2 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $279.2 million and $219.8 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
On August 10, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain affiliated institutional investors (collectively, the “Investor”) pursuant to which we agreed to issue and sell, in a registered public offing by us directly to the Investor (the “Offering”), up to $105 million aggregate principal amount of our senior secured convertible notes (the “Notes”). On August 14, 2023, we issued $70 million aggregate principal amount of Notes (the “Initial Notes”) to the Investor for approximately $66 million in net proceeds, and used approximately $22 million of the net proceeds to repay in full indebtedness outstanding under our third amended and restated loan and security agreement, as amended. For more information regarding the Offering and the terms of the Notes, see Note 17. Subsequent Events, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $39.5 million for parts and assemblies are due upon receipt and will primarily be delivered in the second half of 2023. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases. See Note 8, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
We may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Notes, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering (the “ATM Offering”) sales agreement (the “ATM Sales Agreement”) we entered into in January 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. Furthermore, the Notes require us, on or before December 31, 2023, to establish a new “at-the-market” offering program with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $75,000,000 as of December 31, 2023.
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
Debt Facilities
As of June 30, 2023, our banking arrangements included our third amended and restated loan and security agreement originally entered into with Silicon Valley Bank (“SVB”). For more information, see Note 9, Long-Term Debt in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As described above, on August 14, 2023, we used approximately $22 million of the net proceeds from the Offering of the Initial Notes to repay all outstanding obligations under our third amended and restated loan and security agreement, as amended. With the payoff of the debt, our third amended and restated loan and security agreement, as amended, was terminated and is no longer available to us. Following the payoff, as of August 14, 2023, we have outstanding $70.0 million of Notes. See Note 17. Subsequent Events, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

Revolving Credit Line — In August 2021, we drew on the working capital revolver line of credit in the amount of $3.0 million, with a variable interest rate of the greater of 5.75% or Prime plus 2.50% and a term of 10 months. in We drew an additional $5.0 million under the revolver in February 2023, $5.0 million in April 2023, and $4.0 million in June 2023, with a variable interest rate of the greater of 5.50% or Prime plus 0.75% and terms of 23, 21 and 19 months, respectively, which were all due on December 31, 2024.

The outstanding balance on the revolver as of June 30, 2023 was $17.0 million. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
Equipment Loans Secured by Leased Equipment — On July 25, 2022, we established an up to $15.0 million secured equipment loan facility. The equipment loan secured by leased equipment has a variable interest rate of the greater of 5.50% or Prime plus 0.75%, and terms of three years. As of June 30, 2023, we had $5.5 million outstanding on the equipment loan. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
For more information, see Note 9, Long-Term Debt, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022
	(In thousands)
Net cash used in operating activities	$(58,778)	$(68,793)	$10,015
Net cash (used in) provided by investing activities	$25,600	$(94,796)	$120,396
Net cash (used in) provided by financing activities	$30,074	$(497)	$30,571
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $58.8 million, consisting primarily of a net loss of $59.4 million, non-cash loss of $25.3 million described below, and a decrease in net operating assets of $24.7 million. The net operating assets decrease was comprised of a decrease from accounts payable of $1.7 million, a decrease from contract liabilities of $9.4 million, a decrease from other net operating assets of $9.4 million, a decrease from accounts receivable of $5.1 million due to timing of customer payments and a decrease in accrued expenses and other current liabilities of $6.2 million, offset by an increase from inventories of $3.5 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production and an increase from prepaid expenses of $3.6 million related to insurance and vendor prepayments. The noncash loss of $25.3 million consisted of the loss on fair value of warrants of $1.7 million, the loss on fair value of contingent earnout liabilities of $7.8 million, depreciation and amortization of $3.0 million and stock-based compensation expense of $12.8 million.
Net cash used in operating activities for the six months ended June 30, 2022 was $68.8 million, consisting primarily of a net income of $62.6 million and a decrease in net operating assets of $26.8 million, primarily comprised of increases in prepaid expenses of $7.0 million related to insurance and vendor prepayments, increases in accounts receivable of $1.0 million due to timing of customer payments, increases in accrued expenses and other current liabilities of $6.0 million, and increases in other net operating assets of $0.5 million, offset by decreases in inventories of $34.8 million for Sapphire and Sapphire XC system production, decreases in accounts payable of $0.4 million, and decreases in contract liabilities of $6.1 million. The noncash charges of $104.6 million primarily consisted of the change in fair value related to the warrants of $17.7 million, change in fair value related to the contingent earnout liabilities of $99.0 million and depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to decrease driven by working capital requirements stabilizing and operating expenses decreasing due to cost reduction initiatives for the remainder of 2023.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2023 was $25.6 million, consisting of property and equipment purchases of $0.7 million and production of equipment for lease to customers of $3.7 million, partially offset by maturities of available-for-sale investment securities of $30.0 million.
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
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $30.1 million, consisting of proceeds of $15.6 million from the ATM Offering, net of issuance costs, $14.0 million drawn from our revolver facility, $1.6 million drawn from out secured equipment loan facility and $0.4 million from the issuance of common stock upon exercise of stock options, partially offset by $1.5 million in repayment of equipment loans.
Net cash used in financing activities during the six months ended June 30, 2022 was $0.5 million, consisting of repayment of equipment loans of $1.1 million, partially offset by $0.6 million of proceeds from the issuance of common stock upon exercise of stock options.
We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2023 and 2022.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and

2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021; adjustments to inventory, cost of revenue, research and development expense, contract assets and contract liabilities as of and for the year ended December 31, 2022; and adjustments to current and non-current contract liabilities as of and for the interim period ended June 30, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting
We have taken measures to remediate the material weaknesses remaining as of June 30, 2023, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, and designing and implementing controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses, and controls over the presentation of contract assets and liabilities; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Notes, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering sales agreement (the “ATM Sales Agreement”) we entered into in February 2023 with Needham, as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. Furthermore, the Notes require us, on or before December 31, 2023, to establish a new “at-the-market” offering program with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $75,000,000 as of December 31, 2023. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the ongoing COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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
Risks Related to Our Notes

The terms of the Notes restrict our current and future operations. Upon an event of default, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.

On August 10, 2023, we entered into a securities purchase agreement with certain affiliated institutional investors for the purchase and sale of up to $105 million in aggregate principal amount of our senior secured convertible notes. We issued $70 million in aggregate principal amount of the Initial Notes on August 14, 2023 (the “Initial Closing”). In addition, we have granted the investors the right to purchase up to an additional $35 million in aggregate principal amount of the Notes (the “Additional Notes”) so long as the notice to exercise such option is provided no later than the first anniversary of the Initial Closing.

The Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Notes contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, we are required to maintain a minimum of $30 million of unrestricted cash and cash equivalents and to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Notes or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes or the holders or lenders of our other permitted indebtedness, as applicable, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also likely significantly diminish the market price of our common stock.
Furthermore, as a result of these restrictions, we may be limited in how we conduct and grow our business, or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy.

Servicing the Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Notes or our other permitted indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. After giving effect to the issuance of the Initial Notes and the repayment of our indebtedness to Silicon Valley Bank, as of August 14, 2023, we have outstanding $70.0 million of Initial Notes, and the terms of the Initial Notes require us to pay approximately $80.5 million to repay the full principal amount of the Initial Notes at maturity or any other time. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not prepay the Notes without the consent of the holders, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness.

Conversion of the Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The disclosure under Part II, Other Information, Item 5. Other Information in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 10, 2023, regarding our entry into a letter agreement on April 7, 2023 with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description
10.1
Letter Agreement between Silicon Valley Bank and Velo3D, Inc., dated April 7, 2023, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

10.2
Fifth Loan Modification Agreement between Silicon Valley Bank and Velo3D, Inc., dated May 5, 2023, which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 15th day of August, 2023.

VELO3D, INC.

Date: August 15, 2023	By:	/s/ William McCombe
	Name:	William McCombe
	Title:	Chief Financial Officer and Principal Financial Officer