Form 10-Q
period 2023-09-30
Velo3D, Inc.
filed 2023-11-20
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of November 16, 2023, the registrant had 200,793,531 shares of common stock, $0.00001 per share outstanding.

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
•our ability to service and comply with our indebtedness, including the existing event of default under our senior secured convertible notes due 2026 and our negotiations with the holders of the notes regarding a proposed amendment to the notes;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements and our ability to continue as a going concern;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•regulatory developments in the United States and foreign countries;
•the impact of laws and regulations;
•our expectations regarding our strategic realignment and related initiatives;

•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations, supply chain shortages and any lingering effects of the COVID-19 pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors”.

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

Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$58,131	$31,983
Short-term investments	13,468	48,214
Accounts receivable, net	12,597	9,185
Inventories	81,159	71,202
Contract assets	15,901	6,805
Prepaid expenses and other current assets	2,515	5,533
Total current assets	183,771	172,922
Property and equipment, net	17,430	19,812
Equipment on lease, net	7,020	9,070
Other assets	21,782	23,310
Total assets	$230,003	$225,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,135	$12,207
Accrued expenses and other current liabilities	11,215	15,877
Debt – current portion	52,211	2,775
Debt derivatives	17,538	—
Contract liabilities	4,847	15,194
Total current liabilities	98,946	46,053
Long-term debt – less current portion	—	5,422
Contingent earnout liabilities	14,414	17,414
Warrant liabilities	2,883	2,745
Other noncurrent liabilities	10,805	12,634
Total liabilities	127,048	84,268
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at September 30, 2023 and December 31, 2022, 200,314,984 and 187,561,368 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	399,847	361,528
Accumulated other comprehensive loss	(252)	(837)
Accumulated deficit	(296,642)	(219,847)
Total stockholders’ equity	102,955	140,846
Total liabilities and stockholders’ equity	$230,003	$225,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
3D Printer	$21,428	$16,537	$69,193	$44,336
Recurring payment	531	1,183	1,141	3,042
Support services	1,849	1,395	5,422	3,599
Total Revenue	23,808	19,115	75,756	50,977
Cost of revenue
3D Printer	20,273	16,574	61,975	42,686
Recurring payment	111	656	893	2,059
Support services	1,936	2,006	5,495	5,106
Total cost of revenue	22,320	19,236	68,363	49,851
Gross profit (loss)	1,488	(121)	7,393	1,126
Operating expenses
Research and development	9,819	12,558	32,820	38,438
Selling and marketing	5,772	5,632	18,054	17,864
General and administrative	11,118	9,642	31,569	27,191
Total operating expenses	26,709	27,832	82,443	83,493
Loss from operations	(25,221)	(27,953)	(75,050)	(82,367)
Interest expense	(1,107)	(129)	(1,671)	(362)
Gain (loss) on fair value of warrants	1,587	(6,612)	(138)	11,039
Gain (loss) on fair value of contingent earnout liabilities	10,810	(40,885)	3,000	58,110
Loss on fair value of debt derivatives	(3,648)	—	(3,648)	—
Loss on debt extinguishment	(253)	—	(253)	—
Other income, net	436	384	965	993
Loss before provision for income taxes	(17,396)	(75,195)	(76,795)	(12,587)
Provision for income taxes	—	—	—	—
Net loss	$(17,396)	$(75,195)	$(76,795)	$(12,587)

Net loss per share:
Basic	$(0.09)	$(0.41)	$(0.40)	$(0.07)
Diluted	$(0.09)	$(0.41)	$(0.40)	$(0.07)

Shares used in computing net loss per share:
Basic	197,833,109	185,560,177	193,816,804	184,454,371
Diluted	197,833,109	185,560,177	193,816,804	184,454,371

Net loss	$(17,396)	$(75,195)	$(76,795)	$(12,587)

Net unrealized holding gain (loss) on available-for-sale investments	149	(178)	585	(1,121)
Total comprehensive loss	$(17,247)	$(75,373)	$(76,210)	$(13,708)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(76,795)	$(12,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,516	3,328
Stock-based compensation	19,486	15,090
(Gain) loss on fair value of warrants	138	(11,039)
Gain on fair value of contingent earnout liabilities	(3,000)	(58,110)
Loss on fair value of debt derivatives	3,648	—
Loss on debt extinguishment	253	—
Changes in assets and liabilities
Accounts receivable	(3,412)	(8,144)
Inventories	(3,739)	(41,807)
Contract assets	(9,096)	(2,096)
Prepaid expenses and other current assets	3,503	7,342
Other assets	1,503	1,970
Accounts payable	(1,556)	1,177
Accrued expenses and other liabilities	(4,382)	10,148
Contract liabilities	(10,347)	3,789
Other noncurrent liabilities	(1,829)	(1,215)
Net cash used in operating activities	(81,109)	(92,154)
Cash flows from investing activities
Purchase of property and equipment	(1,072)	(12,228)
Production of equipment for lease to customers	(2,965)	(4,174)
Purchases of available-for-sale investments	—	(87,655)
Proceeds from maturity of available-for-sale investments	35,092	29,550
Net cash provided by (used in) investing activities	31,055	(74,507)
Cash flows from financing activities
Proceeds from loan refinance, net of issuance costs	—	6,664
Repayment of loans in connection with loan refinance	—	(8,089)
Proceeds from convertible note, net of issuance costs	65,736	—
Proceeds from ATM offering, net of issuance costs	18,423	—
Proceeds from revolver facility	14,000	—
Proceeds from equipment loans	1,600	—
Repayment of revolver facility	(17,000)	—
Repayment of equipment loans	(6,956)	(355)
Issuance of common stock upon exercise of stock options	410	1,243
Net cash provided by (used in) financing activities	76,213	(537)
Effect of exchange rate changes on cash and cash equivalents	(11)	(57)
Net change in cash and cash equivalents	26,148	(167,255)
Cash and cash equivalents and restricted cash at beginning of period	32,783	208,402
Cash and cash equivalents and restricted cash at end of period	$58,931	$41,147

Supplemental disclosure of cash flow information
Cash paid for interest	$1,123	$253
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment	27	—
Equipment for lease to customers returned to inventory	4,198	2,619
Issuance of common stock warrants in connection with refinancing	—	170
The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	September 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$58,131	$40,347
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$58,931	$41,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	184,909,608	$2	$350,797	$(957)	$(167,259)	$182,583
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,248,369	—	673	—	—	673
Stock-based compensation	254,841	—	5,157	—	—	5,157
Issuance of common stock warrants in connection with financing	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	(75,195)	(75,195)
Other comprehensive loss	—	—	—	(178)	—	(178)
Balance as of September 30, 2022	186,412,818	$2	$356,457	$(1,135)	$(242,454)	$112,870

Balance as of June 30, 2023	196,737,320	$2	$390,240	$(401)	$(279,246)	$110,595
Issuance of common stock upon exercise of stock options	106,334	—	60	—	—	60
Issuance of common stock upon release of RSUs	1,479,555	—	—	—	—	—
Stock-based compensation	—	—	6,716	—	—	6,716
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	1,991,775	—	2,831	—	—	2,831
Net loss	—	—	—	—	(17,396)	(17,396)
Other comprehensive income	—	—	—	149	—	149
Balance as of September 30, 2023	200,314,984	$2	$399,847	$(252)	$(296,642)	$102,955

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,795,000	—	1,243	—	—	1,243
Stock-based compensation	385,324	—	15,090	—	—	15,090
Issuance of common stock warrants in connection with financing	—	—	(170)	—	—	(170)
Net income	—	—	—	—	(12,587)	(12,587)
Other comprehensive loss	—	—	—	(1,121)	—	(1,121)
Balance as of September 30, 2022	186,412,818	$2	$356,457	$(1,135)	$(242,454)	$112,870

Balance as of December 31, 2022	187,561,368	$2	$361,528	$(837)	$(219,847)	$140,846
Issuance of common stock upon exercise of stock options	1,401,769	—	410	—	—	410
Issuance of common stock upon release of RSUs	3,119,282	—	—	—	—	—
Stock-based compensation	—	—	19,486	—	—	19,486
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	8,232,565	—	18,423	—	—	18,423
Net loss	—	—	—	—	(76,795)	(76,795)
Other comprehensive income	—	—	—	585	—	585
Balance as of September 30, 2023	200,314,984	$2	$399,847	$(252)	$(296,642)	$102,955
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
Going Concern, Financial Condition and Liquidity and Capital Resources
The condensed consolidated financial statements are unaudited and have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. Since inception, the Company has not achieved profitable operations or generated positive cash flows from operations. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and while the Company expects it will need to engage in additional financings to fund its operations in the near-term, it may need to seek such additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2023, the Company had an accumulated deficit of $296.6 million.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On February 6, 2023, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock, par value $0.00001 per share. See Note 16. At-the-Market Offering, for further information.
In addition, on August 10, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain affiliated institutional investors (collectively, the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company directly to the Investor (the “Offering”), up to $105 million aggregate principal amount of the Company’s senior secured convertible notes (the “Notes”). On August 14, 2023, the Company issued $70 million aggregate principal amount of Notes (the “Initial Notes”) to the Investor for approximately $66 million in net proceeds, and used approximately $22 million of the net proceeds to repay in full indebtedness outstanding under its third amended and restated loan and security agreement, as amended (the “Loan Agreement”). The Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, the Company will be required to maintain a minimum of $30 million of unrestricted cash and cash equivalents and to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026 specified in the Notes. See Note 9. Long-Term Debt, for further information.
As noted above, the Notes require the Company to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026. As of November 20, 2023, the issuance date of the unaudited condensed consolidated financial statements, the Company was not in compliance with the minimum revenue covenant for the quarter ended September 30, 2023 and, as a result, the Investor has the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). In addition, the Company has experienced less revenue growth than expected due to the impact of delayed shipments during the three and nine months ended September 30, 2023. Further, due to the impact of fourth quarter customer order delays and the Company’s bookings to date, the Company expects additional contraction of revenue growth in the near term.
The Company has been negotiating a proposed amendment to the Notes with the Investor, which the Company anticipates completing in November 2023; however, the Company may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the Investor, the Company does not have sufficient capital to satisfy the outstanding principal and interest due, and the Investor may foreclose upon the Company’s assets securing the Notes. Accordingly, as the Company was not in compliance with the minimum quarterly revenue covenant and the Notes are now callable by the Investor, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the issuance date of the unaudited condensed consolidated financial statements.
The Company is undertaking expense reduction and cash savings initiatives as part of a company wide restructuring and strategic realignment plan to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.
Even if the Company is able to agree an amendment with the Investor, the Company expects that it will need to engage in additional financings to fund its operations in the near-term as well as to respond to business challenges and opportunities. Accordingly, subject to the Company’s compliance with the covenants in the Notes, the Company expects it will need to engage in additional equity or debt financings to secure additional funds.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2022 Form 10-K. During the nine months ended September 30, 2023, there were no significant updates to the Company’s significant accounting policies other than as described below.
At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock pursuant to its universal shelf registration statement (the “Shelf Registration Statement”), which the Company filed with the SEC on November 14, 2022. For the nine-months ended September 30, 2023, the Company has sold $18.4 million of shares, net of issuance costs of $1.2 million. See Note 16. At-the-Market Offering, for further information.

Fair Value of Debt Derivatives
Debt derivative liabilities, related to the Notes, are recorded at fair value on a recurring basis in the condensed consolidated balance sheets, and are categorized in accordance with the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their fair values. Changes to the fair value of the debt derivative liabilities occurring from subsequent remeasurement are recorded as gains or losses in the condensed consolidated statements of operations and comprehensive income (loss). See Note 10. Equity Instruments, for further information.

Convertible Notes
As of September 30, 2023, we carried the Notes at the initially allocated liability value less unamortized debt discount and issuance costs on our condensed consolidated balance sheet. The unamortized debt discount and issuance costs accrete to the carrying amount of the Notes over the term of the agreement using the effective interest rate method and are included in “Interest expense” in the condensed consolidated statements of operations and comprehensive income (loss). See Note 9. Long-Term Debt, for further information.

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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net loss	$(17,396)	$(75,195)	$(76,795)	$(12,587)
Denominator:
Weighted average shares outstanding–basic and diluted	197,833,109	185,560,177	193,816,804	184,454,371
Net loss per share–basic and diluted	$(0.09)	$(0.41)	$(0.40)	$(0.07)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Common stock options	15,136,666	17,731,063	15,136,666	17,731,063
Common stock warrants	13,145,000	13,145,000	13,145,000	13,145,000
Restricted stock units	11,491,036	6,198,472	11,491,036	6,198,472
Debt derivatives	45,132,171	—	45,132,171	—
Total potentially dilutive common share equivalents	84,904,873	37,074,535	84,904,873	37,074,535
Total potentially dilutive common share equivalents for the three and nine months ended September 30, 2023 and 2022 excludes 21,265,936 and 21,758,148, respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$52,174	$—	$—	$52,174
U.S. Treasury securities (ii)	6,952	—	—	6,952
Corporate bonds (ii)	—	6,516	—	6,516
Total financial assets	$59,126	$6,516	$—	$65,642
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,850	$—	$—	$1,850
Common stock warrant liabilities (Private Placement) (iii)	—	—	934	934
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	99	99
Contingent earnout liabilities	—	—	14,414	14,414
Debt derivatives	—	—	17,538	17,538
Total financial liabilities	$1,850	$—	$32,985	$34,835

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$31,728	$—	$—	$31,728
U.S. Treasury securities (ii)	24,701	—	—	24,701
Corporate bonds (ii)	—	23,513	—	23,513
Total financial assets	$56,429	$23,513	$—	$79,942
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,748	$—	$—	$1,748
Common stock warrant liabilities (Private Placement) (iii)	—	—	888	888
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	109	109
Contingent earnout liabilities	—	—	17,414	17,414
Total financial liabilities	$1,748	$—	$18,411	$20,159
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.
For more information regarding the Public Warrants, Private Placement Warrants, the 2022 Private Warrant, Contingent earnout liabilities, and Debt derivative, see Note 10, Equity Instruments.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	December 31, 2022	Change in fair value	June 30, 2023	Change in fair value	September 30, 2023
	(In thousands)

Private placement warrant liabilities	$888	$600	$1,488	$(554)	$934
2022 Private Warrant	109	31	140	(41)	99
Contingent earnout liabilities	17,414	7,810	25,224	(10,810)	14,414
Debt derivatives	—	—	—	17,538	17,538
	$18,411	$8,441	$26,852	$6,133	$32,985

	December 31, 2021	Change in fair value	June 30, 2022	Change in fair value	September 30, 2022
	(In thousands)

Private placement warrant liabilities	$7,387	$(6,007)	$1,380	$2,225	$3,605
2022 Private Warrant	—	—	—	245	245
Contingent earnout liabilities	111,487	(98,995)	12,492	40,885	53,377
	$118,874	$(105,002)	$13,872	$43,355	$57,227
The fair value of the Private Placement Warrant liability, the 2022 Private Warrant, Contingent earnout liability, and Debt derivative are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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
In determining the fair value of the Debt derivatives, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a weekly basis over the applicable Debt derivative period using the most reliable information available (see Note 10, Equity Instruments).

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Investments
Available-for-sale Investments
The following table summarizes the Company’s available-for-sale (“AFS”) investments. These are classified as “Short-term investments” on the condensed consolidated balance sheets.

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$7,039	$—	$(87)	$6,952
Corporate bonds	6,684	—	(168)	6,516
Total available-for-sale investments	$13,723	$—	$(255)	$13,468

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$25,124	$—	$(423)	$24,701
Corporate bonds	23,927	—	(414)	23,513
Total available-for-sale investments	$49,051	$—	$(837)	$48,214
The following table presents the breakdown of the AFS investments in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$6,952	$(87)	$16,702	$(365)
12 months or longer	—	—	7,999	(58)
Total	$6,952	$(87)	$24,701	$(423)

Corporate bonds
Less than 12 months	$6,516	$(168)	$18,951	$(387)
12 months or longer	—	—	1,478	(27)
Total	$6,516	$(168)	$20,429	$(414)
The Company does not believe these AFS investments to be other-than-temporarily impaired as of September 30, 2023 and December 31, 2022.
There were no material realized gains or losses on AFS investments during the three and nine months ended September 30, 2023 and September 30, 2022.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All remaining contractual maturities of AFS investments held at September 30, 2023 are as follows:

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Corporate bonds	$6,516	$(168)	$—	$—
U.S. Treasury securities	6,952	(87)	—	—
Total	$13,468	$(255)	$—	$—
Actual maturities may differ from the contractual maturities because the Company may sell these investments prior to their contractual maturities.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Trade receivables	$12,697	$9,639
Less: Allowances for credit losses	(100)	(454)
Total	$12,597	$9,185
Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Raw materials	$69,701	$58,585
Work-in-progress	10,300	12,617
Finished goods	1,158	—
Total	$81,159	$71,202
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Prepaid insurance and other	$2,030	$3,316
Vendor prepayments	485	2,217
Total	$2,515	$5,533

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Computers and software	$2,490	$2,222
Lab equipment and other equipment	7,995	7,379
Furniture and fixtures	246	181
Leasehold improvements	16,060	16,273
Total property, plant and equipment	26,791	26,055
Less accumulated depreciation and amortization	(9,361)	(6,243)
Property, plant and equipment, net	$17,430	$19,812
Depreciation expense for the three months ended September 30, 2023 and 2022 was $1.5 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $3.8 million and $2.1 million, respectively.
The manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. There were no significant asset retirement obligations. The Company wrote-off $0.6 million in fully-depreciated leasehold improvements related to the Campbell (McGlincy) lease during the nine months ended September 30, 2023.
Other Assets
Other assets consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Right of use assets	$11,600	$13,545
Net investments in sales-type lease	5,747	6,554
Non-current prepaid expenses and other assets	4,435	3,211
Total Other assets	$21,782	$23,310
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Accrued expenses	$5,727	$8,602
Accrued salaries and benefits	3,171	4,830
Lease liability – current portion	2,317	2,445
Total Accrued expenses and other current liabilities	$11,215	$15,877

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Lease liabilities – noncurrent portion	$10,550	$12,206
Other noncurrent liabilities	255	428
Total other noncurrent liabilities	$10,805	$12,634
Please refer to Note 10, Equity Instruments, for further details of the contingent earnout liability and warrant liabilities.
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $7.4 million and accumulated depreciation of $0.4 million as of September 30, 2023. The equipment leased to customers had a cost basis of $10.6 million and accumulated depreciation of $1.5 million as of December 31, 2022.
The total depreciation expense was $0.1 million and $0.3 million included in cost of revenue for the three months ended September 30, 2023 and 2022, respectively. The total depreciation expense was $0.7 million and $1.3 million included in cost of revenue for the nine months ended September 30, 2023 and 2022, respectively.
Lease payments from customers consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Equipment on lease payments	$531	$923	$1,141	$2,637
Equipment on lease variable payments	—	260	—	405
Total lease payments	$531	$1,183	$1,141	$3,042
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$11,600	$13,545
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,201	$2,410
Noncurrent (Other noncurrent liabilities)	10,399	12,201
	12,600	14,611
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$43	$35
Noncurrent (Other noncurrent liabilities)	56	5
	$99	$40
Total lease liabilities	$12,699	$14,651
There were no impairments recorded related to these assets as of September 30, 2023 and December 31, 2022.
Information about lease-related balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except years and percentages)		(In thousands, except years and percentages)
Operating lease expense	$746	$721	$2,256	$2,156
Financing lease expense	18	9	36	27
Short-term lease expense	78	95	250	262
Total lease expense	$842	$825	$2,542	$2,445
Cash paid for leases	$710	$689	$2,116	$1,653
Weighted – average remaining lease term – operating leases (years)	3.4	4.3	3.4	4.3
Weighted – average discount rate – operating leases	8.8%	8.6%	8.8%	8.6%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturity of operating lease liabilities as of September 30, 2023 are as follows:

(In thousands)
Remainder of 2023	$711
2024	2,860
2025	2,397
2026	2,402
2027	2,400
Thereafter	11,270
Total operating lease payments	$22,040
Less portion representing imputed interest	(9,440)
Total operating lease liabilities	$12,600
Less current portion	2,201
Long-term portion	$10,399
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Revolving credit line	$—	$3,000
Equipment loan	—	5,356
Convertible notes	56,110	—
Deferred financing costs	(3,899)	(159)
Total	$52,211	$8,197
Debt – current portion	52,211	2,775
Long-term debt – less current portion	$—	$5,422
As of September 30, 2023, the Company’s debt arrangements comprised the Initial Notes (as defined below) issued to the Investor pursuant to the Securities Purchase Agreement and the Company’s indenture dated as of August 14, 2023 (the “Base Indenture”) between the Company and U.S. Bank Trust Company, National Association, a national banking association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 14, 2023, between the Company and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). See Senior Secured Convertible Notes section below for a full description of these debt arrangements. The Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, the Company will be required to maintain a minimum of $30 million of unrestricted cash and cash equivalents and to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026 specified in the Notes. As described below, as of the issuance date of the unaudited condensed consolidated financial statements, the Company was not in compliance with the minimum revenue covenant for the quarter ended September 30, 2023.
On August 14, 2023, the Company used approximately $22 million of the net proceeds from the offering of the Initial Notes to repay all outstanding obligations under the Loan Agreement originally entered into with Silicon Valley Bank (“SVB”), which included the Company’s prior revolving credit line and equipment loans. With the payoff of the debt, the Loan Agreement was terminated and is no longer available to the Company. The Company recorded a loss on debt extinguishment of $0.3 million related to the termination of the Loan Agreement.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company amortizes deferred financing costs over the life of the applicable indebtedness. As of September 30, 2023 and December 31, 2022, the remaining unamortized balance of deferred financing costs was $3.9 million and $0.2 million, respectively, and was included in Debt — current portion on the balance sheets.
Senior Secured Convertible Notes — On August 10, 2023, the Company entered into the Securities Purchase Agreement with the Investor pursuant to which the Company agreed to issue and sell in an offering up to $105 million aggregate principal amount of Notes.
On August 14, 2023 (the “Initial Closing Date”), the Company issued $70 million aggregate principal amount of the Notes (the “Initial Notes”) to the Investor. In addition, the Company has granted the Investor the right to purchase up to an additional $35 million aggregate principal amount of the Notes (the “Additional Notes”) so long as the notice to exercise such option is provided no later than the first anniversary of the Initial Closing Date.
The Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2023, and will mature on August 1, 2026. Beginning on January 1, 2024, the Investor may elect to require the Company to repay principal on the Notes quarterly pursuant to the terms of the Notes at a repayment price (the “Repayment Price”) equal to 115% of the Notes principal balance repaid plus accrued interest. The repayments are calculated at rate of 12.5% of 115% of the principal balance and will reduce the principal balance of the Notes by the amount repaid divided by a rate of 1.15. The end of term maturity balance is the principal balance of the Note multiplied by 115%. The effective interest rate was 39.9% for the three and nine months ended September 30, 2023.
The Notes include terms that provide the Investor seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Notes contain redemption features in the event of default or a fundamental change in control that would make the Notes immediately callable at a predetermined rate as described in the Notes. The redemption features are settled in cash. As of September 30, 2023, the Company has included the effect of an event of default in the valuation of the Notes and related debt derivatives. As of September 30, 2023, the Company has not included the effect of a fundamental change in control in the valuation of the Notes and related debt derivatives, as the Company believes the likelihood of this occurring is remote. The Company will continue to monitor the likelihood of these events in future reporting periods.
The Notes are convertible based on a conversion rate of 644.7453 shares of the Company’s common stock per $1,000 principal amount of Notes as of September 30, 2023 (equivalent to a conversion price of approximately $1.55 per share of the Company’s common stock).
The Company incurred deferred financing costs of $4.1 million related to the Initial Closing, which were capitalized upon issuance and are being accreted over the term of the indebtedness using the effective interest rate method and are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Additionally, the Company is accreting discounts of $28.6 million and capitalizing to the carrying value of the Notes over the term of the indebtedness using the effective interest rate method. The $28.6 million discount includes $13.9 million related to its debt derivatives, $10.5 million related to the Repayment Price, $0.1 million related to lender fees paid, and $4.1 million in third-party fees. For further information on the valuation of the debt derivative discount, see Note 10, Equity Instruments below.
As of the issuance date of the unaudited condensed consolidated financial statements, the Company was not in compliance with the Notes’ minimum revenue covenant for the quarter ended September 30, 2023 and, as a result, the Investor has the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). The Company has been negotiating a proposed amendment to the Notes with the Investor, which the Company anticipates completing in November 2023; however, the Company may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the Investor, the Company does not have sufficient capital to satisfy the outstanding principal and interest due.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revolving Credit Line — For the three months ended September 30, 2023, the Company did not draw from the revolving credit facility and for the nine months ended September 30, 2023, the Company drew $14.0 million on the revolving credit facility. As of September 30, 2023, the Company had no outstanding balance or remaining revolving credit line availability due to the repayment and termination of the Loan Agreement in connection with the issuance of the Initial Notes.
Interest on the balance of the revolving credit line was payable monthly at an annual rate of the greater of (1) the Wall Street Journal Prime Rate plus 0.25% and (2) 5.0% when the Company’s Adjusted Quick Ratio (“AQR”) was at least 1.50 to 1.0, and at an annual rate of the greater of (1) the Wall Street Journal Prime Rate plus 0.75% and (2) 5.50% when the Company did not maintain such AQR. The effective interest rate was 12.0% and 5.8% for the three months ended September 30, 2023 and 2022, respectively. The effective interest rate was 15.8% and 5.2% for the nine months ended September 30, 2023 and 2022, respectively. Interest expense for the three months ended September 30, 2023 includes an additional $0.3 million for final payments made during the extinguishment of the SVB loans.
Equipment Loan — As of September 30, 2023, the Company had no outstanding balance or remaining equipment loan availability due to the repayment and termination of the Loan Agreement in connection with the issuance of the Initial Notes.
The effective interest rate was 18.1% and 5.5% for the three months ended September 30, 2023 and 2022, respectively. The effective interest rate was 12.6% and 4.1% for the nine months ended September 30, 2023 and 2022, respectively. Interest expense for the three months ended September 30, 2023 includes an additional $0.1 million for final payments made under the Loan Agreement.
The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, beginning are as follows as of September 30, 2023:

(In thousands)
2023	$—
2024	40,250
2025	40,250
$80,500
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	September 30,	December 31,
	2023	2022
	(share data)
Common stock warrants	13,145,000	13,145,000
Common shares related to debt derivative	45,132,171	—
Shares available for future grant under 2021 Equity Incentive Plan	30,298,210	20,861,294
Reserved for At-the-Market offering	11,876,135	—
Reserved for employee stock purchase plan	7,371,214	5,495,601
Total shares of common stock reserved	107,822,730	39,501,895
In February 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to the Shelf Registration Statement, and in connection therewith, the Company reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. In March 2023, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company registered an additional 9,378,068 shares of common stock for issuance under the 2021 EIP and 1,875,613 shares of common stock for issuance under the 2021 ESPP. In August 2023, the Company issued the Initial Notes, which are convertible into 644.7453 shares of common stock per $1000 in principal amount for a total of up to 45,132,171 shares of common stock. However, the Notes provide that the number of shares of common stock issuable upon conversion or otherwise pursuant to the Notes may not exceed 39,349,491 shares in the aggregate until the Company’s stockholders approve the issuance of such shares in accordance with NYSE listing rules.
The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of September 30, 2023 and December 31, 2022.
Common Stock Warrant Liabilities
Warrants for common stock of 13,145,000 were exercisable 1-to-1 as of September 30, 2023 and December 31, 2022. The warrants on common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consist of 8,625,000 publicly-traded warrants (the “Public Warrants”), 4,450,000 private placement warrants (the “Private Placement Warrants”) and a warrant to purchase 70,000 shares of common stock (the “2022 Private Warrant”), as summarized in the following table:

	December 31, 2022 and September 30, 2023
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

	Fair Value on December 31, 2022	Gain on fair value of warrants	Fair Value on June 30, 2023	Loss on fair value of warrants	Fair Value on September 30, 2023
	(In thousands)
Private placement warrants – Common Stock	$888	$600	$1,488	$(554)	$934
2022 Private Warrant – Common Stock	109	31	140	(41)	99
Public warrants – Common Stock	1,748	1,094	2,842	(992)	1,850
	$2,745	$1,725	$4,470	$(1,587)	$2,883

	Fair Value on December 31, 2021	Loss on fair value of warrants	Fair Value on June 30, 2022	Gain on fair value of warrants	Fair Value on September 30, 2022
	(In thousands)
Private placement warrants – Common Stock	$7,387	$(6,007)	$1,380	$2,225	$3,605
2022 Private Warrant – Common Stock	—	—	—	245	245
Public warrants – Common Stock	14,318	(11,645)	2,673	4,313	6,986
	$21,705	$(17,652)	$4,053	$6,783	$10,836
The liabilities associated with the Private Placement Warrants and 2022 Private Warrant were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and nine months ended September 30, 2023 and September 30, 2022.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Private Placement Warrant – Fair Value Assumptions
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of September 30, 2023	As of December 31, 2022
Current stock price	$1.56	$1.79
Expected volatility	84.0%	68.0%
Risk-free interest rate	4.8%	4.1%
Dividend rate	—%	—%
Expected Term (years)	3.00	3.75
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
2022 Private Warrant – Fair Value Assumptions
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant liability were as follows:

	As of September 30, 2023	As of December 31, 2022
Current stock price	$1.56	$1.79
Expected volatility	101.9%	86.9%
Risk-free interest rate	4.6%	3.9%
Dividend rate	—%	—%
Expected Term (years)	10.82	11.57
Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock as of September 30, 2023.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The rollforward for the contingent earnout liabilities for the three months ended September 30, 2023 and 2022, was as follows:

	Fair Value on December 31, 2022	Gain on fair value of warrants	Fair Value on June 30, 2023	Loss on fair value of warrants	Fair Value on September 30, 2023
	(In thousands)
Contingent Earnout Liabilities	$17,414	$7,810	$25,224	$(10,810)	$14,414
	$17,414	$7,810	$25,224	$(10,810)	$14,414

	Fair Value on December 31, 2021	Loss on fair value of warrants	Fair Value on June 30, 2022	Gain on fair value of warrants	Fair Value on September 30, 2022
	(In thousands)
Contingent Earnout Liabilities	$111,487	$(98,994)	$12,493	$40,884	$53,377
	$111,487	$(98,994)	$12,493	$40,884	$53,377
Fair Value Assumptions – Contingent Earnout Liabilities
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of September 30, 2023	As of December 31, 2022
Current stock price	$1.56	$1.79
Expected volatility	84.0%	89.9%
Risk-free interest rate	4.8%	4.1%
Dividend yield	—%	—%
Expected Term (years)	3.00	3.75

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock as of September 30, 2023.
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
Debt Derivatives
In August 2023, the Company issued the Initial Notes, which contain embedded debt derivative liabilities that convert principal into shares of the Company’s common stock (as described below) in order to receive other favorable financing terms. The embedded debt derivative liabilities are bifurcated from the Notes and presented separately in the condensed consolidated balance sheets. The debt derivative liabilities are recorded at fair value on the issuance date with periodic remeasurement. Changes to the fair value of the debt derivative liabilities are recorded as gains or losses in the condensed consolidated statements of operations and comprehensive income (loss).

The Initial Notes are convertible into 644.7453 shares of common stock per $1,000 in principal for a total of up to 45,132,171 shares of common stock as of September 30, 2023. The debt derivative liability is related to Convertible Shares (as defined below) for the Initial Notes. See Note 9. Long-Term Debt, for further information. As of August 14, 2023, the Notes entitled the Investor to receive 475.1722 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $2.10 per share of the Company’s common stock), or 33,262,054 shares of additional common stock (the “Convertible Shares”) in respect of the Initial Notes. On August 17, 2023, the conversion rate applicable to the Notes was adjusted to 644.7453 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $1.55 per share of the Company’s common stock), or 45,132,171 of Convertible Shares in respect of the Initial Notes. However, the Notes provide that the number of Convertible Shares issuable upon conversion or otherwise pursuant to the Notes may not exceed 39,349,491 shares in the aggregate until the Company’s stockholders approve the issuance of such shares in accordance with NYSE listing rules. The derivative can be settled in cash, shares, or a combination of cash and shares.

In addition to standard antidilution provisions, the Notes include terms that could change the timing of the conversion. The Notes include a “Forced Conversion Trigger” that allows the Company to elect to convert the entire principal amount of the Notes into a number of shares at the applicable conversion rate on the date of conversion if the last reported sale price of the Company’s common stock exceeds 175% of the then applicable conversion price on at least twenty volume-weighted average price (“VWAP”) trading days in any thirty consecutive VWAP trading day period beginning after the issuance date of the Notes and ending on the date upon which the Company notifies the Investor of such conversion.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The rollforward for the debt derivative liabilities for the three months ended September 30, 2023, was as follows:

	Fair Value on August 14, 2023 (Issuance Date)	Loss on fair value of debt derivatives	Fair Value on September 30, 2023
	(In thousands)
Debt derivatives	$13,890	$(3,648)	$17,538
	$13,890	$(3,648)	$17,538
Fair Value Assumptions – Debt Derivative Liabilities
Assumptions used in the fair value of the debt derivative liabilities are described below.

As of September 30, 2023
Current stock price	$1.56
Expected volatility	65.8%
Risk-free interest rate	4.8%
Dividend yield	—%
Expected Term (years)	2.84
Expected volatility: The expected volatility was derived from the median volatility derived from the Company’s guideline public companies as of September 30, 2023.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the Earnout Shares.
Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.
Expected term: The expected term represents the period that the Notes are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to conversion and the contractual life of the Notes.
Note 11. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2023, the Company had a remaining allocated reserve of 30,298,210 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of September 30, 2023, the Company had an allocated reserve of 7,371,214 shares of its common

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2023, the Company had not begun any offering periods for the 2021 ESPP.
Stock options
Activity under the 2021 EIP is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(2,795)	$0.42
Forfeited or expired	(665)	$2.49
Outstanding as of September 30, 2022	17,731	$0.54	7.5
Options vested and expected to vest as of September 30, 2022	17,731	$0.54
Vested and exercisable as of September 30, 2022	10,145	$0.65

Outstanding as of December 31, 2022	16,960	$0.54	7.3
Granted	—	$—
Exercised	(1,400)	$0.30
Forfeited or expired	(424)	$0.62
Outstanding as of September 30, 2023	15,136	$0.56	6.7
Options vested and expected to vest as of September 30, 2023	15,136	$0.56
Vested and exercisable as of September 30, 2023	12,327	$0.64
The aggregate intrinsic value of options outstanding was $18.4 million and $24.4 million, respectively, as of September 30, 2023 and December 31, 2022. Intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $3.8 million and $10.5 million, respectively. The total grant date fair value of options vested was $0.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, total unrecognized compensation cost related to options was $0.4 million related to 2.8 million unvested options and is expected to be recognized over a weighted-average period of 1.1 years.
For the nine months ended September 30, 2023, there were no options granted.
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes outstanding and expected to vest RSUs as of September 30, 2023 and 2022 and their activity during the nine months ended September 30, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$31,563
Granted	2,912	3.81	11,500
Released	(385)	5.52	1,991
Cancelled	(370)	6.42	1,503
Balance as of September 30, 2022	6,198	$5.80	$24,422
Expected to vest as of September 30, 2022	6,198	$5.80	$24,422

Balance as of December 31, 2022	9,623	$4.47	$17,225
Granted	6,987	2.08	14,562
Released	(3,138)	3.39	5,862
Cancelled	(1,981)	3.97	4,454
Balance as of September 30, 2023	11,491	$3.40	$17,926
Expected to vest as of September 30, 2023	11,491	$3.40	$17,926
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of September 30, 2023, there was $33.2 million of unrecognized compensation cost related to 11.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.5 years. As of September 30, 2022, there was $30.3 million of unrecognized compensation cost related to 6.2 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.
Earnout Shares––Employees
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Restricted stock units	$4,917	$2,831	$13,720	$7,787
Stock options	88	415	956	1,473
Earnout shares–employees	1,711	1,911	4,810	5,830
	$6,716	$5,157	$19,486	$15,090
The following sets forth the total stock-based compensation expense for the stock options and RSUs included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$3,115	$2,407	$9,104	$7,485
Selling and marketing	1,637	1,144	4,718	3,399
General and administrative	1,964	1,606	5,664	4,206
	$6,716	$5,157	$19,486	$15,090
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the federal statutory rate principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of September 30, 2023 and December 31, 2022, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s purchase commitments, per terms and conditions with suppliers and vendors, are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $30.8 million for parts and assemblies are due upon receipt and will primarily be delivered in the remainder of 2023 and the first half of 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has paid all matching contributions as of September 30, 2023.
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
	(as a percentage)
Customer 1	14.2%	—%	<10%	—%	—%	—%
Customer 2	22.8%	—%	<10%	—%	—%	—%
Customer 3	14.1%	—%	<10%	—%	<10%	—%
Customer 4	13.3%	—%	<10%	—%	—%	—%
Customer 5	12.4%	—%	<10%	—%	18.0%	—%
Customer 6	<10%	36.7%	<10%	38.6%	13.0%	<10%
Customer 7	<10%	<10%	<10%	11.5%	<10%	—%
Customer 8	<10%	17.1%	<10%	<10%	<10%	—%
Customer 9	<10%	12.5%	<10%	<10%	<10%	—%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue by Geographic Area
The Company currently sells its products in the geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Americas	$23,407	$18,933	$66,620	$50,592
Europe	329	37	8,927	111
Other	72	145	209	274
Total	$23,808	$19,115	$75,756	$50,977
Contract Assets and Liabilities
There was $0.6 million and $2.3 million of revenue recognized during the three and nine months ended September 30, 2023, respectively, included in contract liabilities as of December 31, 2022. The amount of revenue recognized during the three and nine months ended September 30, 2022 included in contract liabilities as of December 31, 2021 was $0.9 million and $2.5 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Variable Consideration
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Revenue related to variable consideration represented $3.9 million and $3.1 million of the Company’s revenue during the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 16. At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of its common stock. As of the three and nine months ended September 30, 2023, the Company has sold $2.8 million and $18.4 million of shares, respectively, net of issuance costs of $0.3 million and $1.2 million, respectively.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17. Subsequent Events
Reduction in Force & Facilities Expense
On October 9, 2023, the Company commenced a reduction in force plan to streamline its business operations, reduce costs and create further operating efficiencies, which affected 62 employees, representing approximately 21% of the Company’s workforce. In connection with the reduction in force, the Company currently estimates it will incur approximately $1.0 million to $2.0 million of costs, consisting primarily of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The majority of the cash payments related to these expenses will be paid out during the fourth quarter of 2023. The reduction in force was completed by the end of October 2023. Additionally, the Company has begun the process of closing down several of its facilities. The carrying value of the right of use asset and leasehold improvements of these facilities is $0.7 million and $0.5 million, respectively, and the period of amortization would be accelerated to the end of term.

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
In contrast, our technology can deliver complex high value metal parts with design advantages, lower costs and faster lead times associated with AM, and generally avoids the need to redesign the parts. As a result, our customers have increasingly adopted our technology into their design and production processes. We believe our value is reflected in our sales patterns, as most customers purchase a single machine to validate our technology and purchase additional systems over time as they embed our technology in their product roadmap and manufacturing infrastructure. We consider this approach a “land and expand” strategy, oriented around a demonstration of our value proposition followed by increasing penetration with key customers.

Recent Trends and Strategic Realignment

We have experienced less revenue growth than expected due to the impact of delayed shipments during the nine months ended September 30, 2023. Further, due to the impact of fourth quarter customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term.

As a result, we now believe that our focus on revenue growth has come at the expense of our cash flow and profitability and our commitment to the highest level of customer service. In October 2023, we made a strategic decision to realign our operations to pivot from emphasizing revenue growth to optimizing our free cash flow, maximizing customer success, reducing expenditures, and improving our operational efficiency. We are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses. See Note 17, Subsequent Events, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, we have also implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline.

Certain of the delays in our fourth quarter customer orders in part relate to transitional disruption resulting from the implementation of these operational realignment initiatives and sales and service strategies. In addition, we believe the uncertainty regarding our financial situation as a result of the negotiations with the holders of our senior secured convertible notes (the “Notes”) may have impacted, and may continue to impact our bookings in the near term. See “—Liquidity and Capital Resources” below.

Key Financial and Operational Metrics
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”
We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions, and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue ($ in millions)	$24	$19	$76	$51
Bookings ($ in millions)	$11	$27	$47	$63
Backlog ($ in millions)	$6	$66	$6	$66
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2023 and 2022, sales to the top three customers accounted for 51.1% and 66.3%, respectively. Of the top three customers for the three months ended September 30, 2023, all customers were different from the top three customers for the comparable period in 2022.

For the nine months ended September 30, 2023 and 2022, sales to the top three customers accounted for 24.7% and 57.4%, respectively. Of the top three customers for the three months ended September 30, 2023 all customers were different from the top three customers for the comparable period in 2022.
While our objective is to diversify our customer base, we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors—Risks Related to Our Business—Risks Related to Our Financial Position and Need for Additional Capital —We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in our Annual Report on Form 10-K for the year ended December 31, 2022 and see Note 2, Summary of Significant Accounting Policies—Concentration of Credit Risk and Other Risks and Uncertainties, in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Continued Investment and Innovation
We continue to be a customer-focused company working to develop innovative solutions to address customers’ needs and focus on our customers to identify the most impactful areas for research and development as we seek to further improve the capabilities of our AM solutions. We believe this process has contributed significantly to our development of the most advanced metal AM systems in the world. We believe that continued investments in our products are important to our future growth and, as a result, we will invest in enhancing our portfolio of AM solutions through certain research and development projects based on customer demand.
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
General economic and political conditions such as recessions, interest rates, fuel prices, actual or perceived instability in the U.S. or global banking systems, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the war in Israel and the war in Ukraine and the economic sanctions related to it), have added uncertainty in timing of customer orders and supply chain constraints.
During 2022, supply chain challenges increased our material and shipping costs, resulted in shipping delays and impacted our gross margins. We implemented several supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2023 as well as company-wide initiatives to reduce operating costs, as described above under “—Recent Trends and Strategic Realignment.”
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
We sell our fully integrated hardware and software AM solutions through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction (“Recurring Payment”). Support services are included with a 3D Printer sale transaction and a recurring payment transaction. For 3D Printer sale transactions where the     support service period has expired, customers have purchased extended support service contracts.
3D Printer sale transactions - can be divided into two categories: structured fixed purchase price and sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay a partial amount upfront to acquire the system, which is less than the full purchase price. This amount is then complemented by an hourly usage fee for the duration of the system's life. The variable payments are recognized when there is an event that determines the amount of variable consideration to be paid. Sales with variable consideration represented $3.9 million and $3.1 million of our revenue during the three months ended September 30, 2023 and 2022, respectively. Sales with variable consideration represented $3.9 million and $4.0 million of our revenue during the nine months ended September 30, 2023 and 2022, respectively. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

The timeframe from order to completion of the site acceptance test usually occurs over three to six months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.
The initial sales of 3D Printers and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgement and is periodically updated as new relevant information becomes available.
Recurring payment transactions - are our leased 3D Printer transactions. We define our Recurring Payment transactions as operating leases. Under the leased 3D Printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in some instances the lease term is longer.
The Recurring Payment transactions, structured as operating leases, were 2.2% and 6.2% of revenue for the three months ended September 30, 2023 and 2022, respectively. The Recurring Payment transactions were 1.5% and 6.0% of revenue for the nine months ended September 30, 2023 and 2022, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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

Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the three months ended September 30, 2023 and 2022, respectively.
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

Gain (loss) on Fair value of Debt Derivatives
Gain (loss) on valuation of debt derivatives relates to the non-cash fair value change of the debt derivatives driven by the change in stock price. See Note 10, Equity Instruments, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Loss on Debt Extinguishment
Loss on debt extinguishment relates to the loss recorded in accordance with the termination of our third amended and restated loan and security agreement, as amended (the “Loan Agreement”), originally entered into with Silicon Valley Bank (“SVB”). See Note 9, Long–Term Debt, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2023 and September 30, 2022.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$21,428	$16,537	$4,891	29.6%
Recurring payment	531	1,183	(652)	(55.1)%
Support services	1,849	1,395	454	32.5%
Total Revenue	23,808	19,115	4,693	24.6%
Cost of revenue
3D Printer	20,273	16,574	3,699	22.3%
Recurring payment	111	656	(545)	(83.1)%
Support services	1,936	2,006	(70)	(3.5)%
Total cost of revenue	22,320	19,236	3,084	16.0%
Gross profit	1,488	(121)	1,609	(1329.8)%
Operating expenses
Research and development	9,819	12,558	(2,739)	(21.8)%
Selling and marketing	5,772	5,632	140	2.5%
General and administrative	11,118	9,642	1,476	15.3%
Total operating expenses	26,709	27,832	(1,123)	(4.0)%
Loss from operations	(25,221)	(27,953)	2,732	(9.8)%
Interest expense	(1,107)	(129)	(978)	758.1%
Gain on fair value of warrants	1,587	(6,612)	8,199	(124.0)%
Gain on fair value of contingent earnout liabilities	10,810	(40,885)	51,695	(126.4)%
Loss on fair value of debt derivatives	(3,648)	—	(3,648)	100.0%
Loss on debt extinguishment	(253)	—	(253)	100.0%
Other income, net	436	384	52	13.5%
Income (loss) before provision for income taxes	(17,396)	(75,195)	57,799	(76.9)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(17,396)	$(75,195)	$57,799	(76.9)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
3D Printer sales	$21,428	90.0%	$16,537	86.5%	$4,891	29.6%
Recurring payment	531	2.2%	1,183	6.2%	(652)	(55.1)%
Support services	1,849	7.8%	1,395	7.3%	454	32.5%
Total Revenue	$23,808	100.0%	$19,115	100.0%	$4,693	24.6%
Total revenue for the three months ended September 30, 2023 and 2022 was $23.8 million and $19.1 million, respectively, an increase of $4.7 million, or 24.6%.
3D Printer sales were $21.4 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $4.9 million. The improvement in revenue was due to a change in our product mix toward more Sapphire XC systems compared to Sapphire systems and fewer launch customer and early reservation shipments at discounted prices, resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.5 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of September 30, 2023, compared to the number of 3D Printer systems in service as of September 30, 2022.
Our Support Service revenue was $1.8 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to the increase in the number of 3D Printer systems in service as of September 30, 2023, compared to the number of 3D Printers in service as of September 30, 2022.
As discussed above, due to the impact of fourth quarter customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies, and because of the uncertainty regarding our financial situation as a result of the negotiations with the holders of the Notes. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of September 30, 2023, our backlog for firm orders was $6 million for 3D Printers. If we are able to resolve our negotiations with the holders of the Notes, we expect our new sales strategy, especially in the defense and aerospace industries, will begin to yield positive results in the coming year 2024.
In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended September 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$20,273	90.8%	$16,574	86.2%	$3,699	22.3%
Cost of Recurring Payment	111	0.5%	656	3.4%	(545)	(83.1)%
Cost of Support Services	1,936	8.7%	2,006	10.4%	(70)	(3.5)%
Total Cost of Revenue	$22,320	100.0%	$19,236	100.0%	$3,084	16.0%
Total cost of revenue for the three months ended September 30, 2023 and 2022 was $22.3 million and $19.2 million, respectively, an increase of $3.1 million, or 16.0%.
Cost of 3D Printers was $20.3 million and $16.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3.7 million was due to a change in our product mix towards more Sapphire XC systems, which have a higher total per system cost compared to the Sapphire, for the three months ended September 30, 2023 compared to 2022.
Cost of Recurring Payment was $0.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. This decrease of $0.5 million was due to a decrease in the number of 3D Printer systems in service incurring costs related to Recurring Payment revenue as of September 30, 2023, compared to September 30, 2022.
Cost of Support Services was $1.9 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Cost of Support Services decreased by $0.1 million, although there were more 3D Printers in service as of September 30, 2023, compared to September 30, 2022, Cost of Support Services decreased on a per unit basis. Field service engineering support costs related to the ramp-up of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems in the field have been offset by the benefits of preventative maintenance we performed and enhancements we made to system reliability performance. We expect Cost of Support Services to continue to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.
Cost of revenue as a percentage of revenue was 93.8% and 100.6% for the three months ended September 30, 2023 and 2022, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily due to a per system reduction in material costs for our Sapphire family of systems and improved manufacturing efficiency offset by the change in our product mix towards more Sapphire XC systems compared to Sapphire systems.
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
Gross Profit and Gross Margin
Total gross profit (loss) was $1.5 million and $(0.1) million for the three months ended September 30, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was 6.3% and (0.6)% for the three months ended September 30, 2023 and 2022, respectively. The higher gross profit for the three months ended September 30, 2023 was primarily attributable to higher average selling prices for our Sapphire family of systems, and improved manufacturing efficiencies, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Our gross profit and gross margin are influenced by a number of factors, including:
•Product mix of Sapphire, and Sapphire XC systems;
•Average selling prices for our systems;
•Trends in materials and shipping costs;
•     Production volumes that may impact factory overhead absorption;
•     System reliability performance; and
•     Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services
During the remainder of 2023, we expect our gross margins will remain relatively flat while we continue to focus on improving our average selling prices, reductions in material costs, and improvements to manufacturing efficiency.
Research and Development Expenses
Research and development expenses were $9.8 million and $12.6 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.8 million. The decrease in research and development expenses in 2023 was driven by a $2.9 million decrease in purchased materials, a $0.4 million decrease in headcount, salaries and employee-related expenses, and a decrease of $0.2 million in other operating expenses, offset by an increase of $0.7 million in stock-based compensation .
We expect research and development costs to decrease for the remainder of 2023 as our Sapphire family of systems mature. We will invest in enhancing our portfolio of AM solutions through certain research and development projects based on customer demand.
Selling and Marketing Expenses
Selling and marketing expenses were $5.8 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.2 million. The increase was attributable to an increase of $0.5 million in stock-based compensation, a $0.4 million increase in headcount, salaries and employee-related expenses, and a $0.1 million increase in general marketing initiatives, offset by an $0.8 million decrease in European marketing costs.
We expect selling and marketing expenses to decrease for the remainder of 2023 as we implement our realignment strategy. During the remainder of 2023, we intend to focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.
General and Administrative Expenses
General and administrative expenses were $11.1 million and $9.6 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $1.5 million. The increase was attributable to a $0.9 million increase in headcount, salaries and employee-related expenses, a $0.5 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, and a $0.3 million increase in stock-based compensation, offset by a $0.2 million decrease in facilities expenses.
We expect general and administrative expenses to increase for the remainder of 2023 due to one-time charges related to our reduction in force of approximately $1.0 million to $2.0 million and charges to consolidate our facilities of approximately $2.0 million to $3.0 million. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2023 as we implement our realignment strategy by reducing our general and administrative expenses through reducing outside consultants, managing effective facility spending and negotiating with vendors for improved pricing.
Interest Expense
Interest expense was $1.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.
We expect our interest expense will increase as a result of our recent issuance of the Notes (for further information, see “—Liquidity and Capital Resources” and Note 9, Long-Term Debt, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a gain of $1.6 million and a loss of $6.6 million for the three months ended September 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $10.8 million and a loss of $40.9 million for the three months ended September 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Loss on Fair value of Debt Derivatives
The change in fair value of the debt derivatives was a loss of $3.6 million for the three months ended September 30, 2023, and was related to the non-cash fair value change of the debt derivatives driven by the change in our stock price.
Loss on Debt Extinguishment
The loss on debt extinguishment was $0.3 million for the three months ended September 30, 2023, and was related to the termination of the Loan Agreement with Silicon Valley Bank.
Other Income, Net
Other income, net was $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended September 30, 2023 and 2022 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2023 and December 31, 2022.
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

Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022:
The following table summarizes our historical results of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$69,193	$44,336	$24,857	56.1%
Recurring payment	1,141	3,042	(1,901)	(62.5)%
Support services	5,422	3,599	1,823	50.7%
Total Revenue	75,756	50,977	24,779	48.6%
Cost of revenue
3D Printer	61,975	42,686	19,289	45.2%
Recurring payment	893	2,059	(1,166)	(56.6)%
Support services	5,495	5,106	389	7.6%
Total cost of revenue	68,363	49,851	18,512	37.1%
Gross profit	7,393	1,126	6,267	556.6%
Operating expenses
Research and development	32,820	38,438	(5,618)	(14.6)%
Selling and marketing	18,054	17,864	190	1.1%
General and administrative	31,569	27,191	4,378	16.1%
Total operating expenses	82,443	83,493	(1,050)	(1.3)%
Loss from operations	(75,050)	(82,367)	7,317	(8.9)%
Interest expense	(1,671)	(362)	(1,309)	361.6%
Gain (loss) on fair value of warrants	(138)	11,039	(11,177)	(101.3)%
Gain (loss) on fair value of contingent earnout liabilities	3,000	58,110	(55,110)	(94.8)%
Loss on fair value of debt derivatives	(3,648)	—	(3,648)	100.0%
Loss on debt extinguishment	(253)	—	(253)	100.0%
Other income, net	965	993	(28)	(2.8)%
Income (loss) before provision for income taxes	(76,795)	(12,587)	(64,208)	510.1%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(76,795)	$(12,587)	$(64,208)	510.1%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
3D Printer sales	$69,193	91.3%	$44,336	87.0%	$24,857	56.1%
Recurring payment	1,141	1.5%	3,042	6.0%	(1,901)	(62.5)%
Support services	5,422	7.2%	3,599	7.0%	1,823	50.7%
Total Revenue	$75,756	100.0%	$50,977	100.0%	$24,779	48.6%
Total revenue for the nine months ended September 30, 2023 and 2022 was $75.8 million and $51.0 million, respectively, an increase of $24.8 million, or 48.6%.
3D Printer sales were $69.2 million and $44.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $24.9 million, or 56.1%. The improvement in revenue was due to more systems sold, a mix of higher production volumes, and change in our product mix toward more Sapphire XC systems compared to Sapphire systems, and fewer launch customer and early reservation shipments at discounted prices resulting in an increase in the average selling price. The 3D Printer sales included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $1.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of September 30, 2023, compared to the number of 3D Printer systems in service as of September 30, 2022. In addition, one system that was originally executed through a Recurring Payment transaction was subsequently purchased through a 3D Printer sale transaction, and two systems executed through a Recurring Payment transaction were returned in the nine months ended September 30, 2023.
Our Support Service revenue was $5.4 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to a significant increase in the number of 3D Printer systems in service as of September 30, 2023, compared to the number of 3D Printers in service as of September 30, 2022.
Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Nine Months Ended September 30,
	2023		2022		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$61,975	90.7%	$42,686	85.6%	$19,289	45.2%
Cost of Recurring Payment	893	1.3%	2,059	4.1%	(1,166)	(56.6)%
Cost of Support Services	5,495	8.0%	5,106	10.3%	389	7.6%
Total Cost of Revenue	$68,363	100.0%	$49,851	100.0%	$18,512	37.1%
Total cost of revenue for the nine months ended September 30, 2023 and 2022 was $68.4 million and $49.9 million, respectively, an increase of $18.5 million, or 37.1%.

Cost of 3D Printers was $62.0 million and $42.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $19.3 million was due to an increase in the number of 3D Printers sold in the nine months ended September 30, 2023, compared to the number of 3D Printers sold in the nine months ended September 30, 2022. In addition, the change in our product mix towards more Sapphire XC systems, which have a higher total per system cost compared to the Sapphire, has increased the cost of 3D Printers for the nine months ended September 30, 2023 compared to 2022.
Cost of Recurring Payment was $0.9 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease of $1.2 million was due to a decrease in the number of 3D Printer systems in service incurring costs related to Recurring Payment revenue as of September 30, 2023, compared to September 30, 2022.
Cost of Support Services was $5.5 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively. This increase of $0.4 million in Cost of Support Services was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service as of September 30, 2023, compared to September 30, 2022. However, field service engineering support costs related to the ramp of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems in the field, have been offset by the benefits of preventative maintenance we performed and enhancements we made to system reliability performance.
Cost of revenue as a percentage of revenue was 90.2% and 97.8% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the cost of revenue as a percentage was primarily due to a per system reduction in material costs for our Sapphire family of systems and improved manufacturing efficiency offset by the change in our product mix towards more Sapphire XC systems compared to Sapphire systems.
Gross Profit and Gross Margin
Total gross profit was $7.4 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was 9.8% and 2.2% for the nine months ended September 30, 2023 and 2022, respectively. The higher gross profit for the nine months ended September 30, 2023 was primarily attributable to higher average selling prices for our Sapphire family of systems, and improved manufacturing efficiencies, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Research and Development Expenses
Research and development expenses were $32.8 million and $38.4 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $5.6 million. The decrease in research and development expenses in 2023 was driven by a $5.8 million decrease in purchased materials, and a $1.5 million decrease in other operating expenses, offset by an increase of $0.1 million for additional headcount, salaries and employee-related expenses, and a $1.6 million increase in stock-based compensation.
Selling and Marketing Expenses
Selling and marketing expenses were $18.1 million and $17.9 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.2 million. The increase was attributable to a $1.3 million increase in stock-based compensation, a $0.6 million increase in marketing initiatives, trade shows and branding expenses, and a $0.4 million increase in additional headcount, salaries and employee-related expenses, offset by a $2.1 million decrease in European marketing costs.
General and Administrative Expenses
General and administrative expenses were $31.6 million and $27.2 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $4.4 million. The increase was attributable to a $1.3 million increase for additional headcount, salaries and employee-related benefits, a $0.2 million increase in facilities expenses, a $1.5 million increase in stock-based compensation, and a $1.4 million increase in public company-related expenses in advisory, legal and accounting fees and insurance.
Interest Expense
Interest expense was $1.7 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $0.1 million and a gain of $11.0 million for the nine months ended September 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $3.0 million and $58.1 million for the nine months ended September 30, 2023 and 2022, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Loss on Fair value of Debt Derivatives
The change in fair value of the debt derivatives was a loss of $3.6 million for the nine months ended September 30, 2023, and was related to the non-cash fair value change of the debt derivatives driven by the change in our stock price.
Loss on Debt Extinguishment
The loss on debt extinguishment was $0.3 million for the nine months ended September 30, 2023, and was related to the termination of the Loan Agreement with Silicon Valley Bank.
Other Income, Net
Other income, net was $1.0 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the nine months ended September 30, 2023 and 2022 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2023 and December 31, 2022.
Liquidity and Capital Resources
As of September 30, 2023, we had raised net proceeds of $447.9 million, comprised of approximately $66 million from the offering of $70.0 million aggregate principal amount of Notes (the “Initial Notes”), which closed on August 10, 2023, $18.4 million from the ATM Offering (described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $76.8 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had $71.6 million and $80.2 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $296.6 million and $219.8 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $30.8 million for parts and assemblies are due upon receipt and will primarily be delivered in the remainder of 2023 and first half of 2024. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases. See Note 8, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
As further described in Note 9, Long-Term Debt in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, the Notes require us to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026. As of the filing date of this Quarterly Report, we were not in compliance with the minimum revenue covenant for the quarter ended September 30, 2023 and, as a result, the holders of the Notes have the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). In addition, as discussed above, we have experienced less revenue growth than expected due to the impact of delayed shipments during the nine months ended September 30, 2023. Further, due to the impact of fourth quarter customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term.
We have been negotiating a proposed amendment to the Notes with the holders thereof, which we anticipate completing in November 2023; however, we may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the holders of the Notes, we do not have sufficient capital to satisfy the outstanding principal and interest due, and the holders may foreclose on our assets securing the Notes. Accordingly, as the Company was not in compliance with the minimum quarterly revenue covenant and the Notes are now callable by the Investor, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.
Even if we are able to agree an amendment with the holders of the Notes, we expect that we will need to engage in additional financings to fund our operations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering (the “ATM Offering”) sales agreement (the “ATM Sales Agreement”) we entered into in January 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. Furthermore, the Notes require us, on or before December 31, 2023, to establish a new “at-the-market” offering program with aggregate available, accessible, and unused capacity to generate gross proceeds to us of at least $75,000,000 as of December 31, 2023. For more information, see Note 16, At-the-Market Offering, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
However, our recent and projected financial results, our existing event of default under the Notes and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being, may make taking such actions on commercially reasonable terms especially difficult.

Our ability to meet our cash requirements depends on, among other things, our operating performance, competitive and industry developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, and other factors, many of which we may not be able to control or influence. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.
As described above, we are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.
Debt Facilities
As of September 30, 2023, our debt arrangements comprised the Initial Notes issued to certain affiliated institutional investors pursuant to a securities purchase agreement dated August 10, 2023 (the “Securities Purchase Agreement”) and our indenture dated as of August 14, 2023 (the “Base Indenture”) between us and U.S. Bank Trust Company, National Association, a national banking association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 14, 2023, between us and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”).
As described above, on August 14, 2023, we used approximately $22 million of the net proceeds from the offering of the Initial Notes to repay all outstanding obligations under our third amended and restated loan and security agreement, as amended, with SVB. In connection with the repayment of the debt, our third amended and restated loan and security agreement, as amended, was terminated and is no longer available to us. Following the repayment and termination, as of November 14, 2023, we have $70.0 million of Notes outstanding. We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
For more information, see Note 9, Long-Term Debt, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022
	(In thousands)
Net cash (used in) operating activities	$(81,109)	$(92,154)	$11,045
Net cash (used in) provided by investing activities	$31,055	$(74,507)	$105,562
Net cash (used in) provided by financing activities	$76,213	$(537)	$76,750
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $81.1 million, consisting primarily of a net loss of $76.8 million, non-cash loss of $25.0 million described below, and a decrease in net operating assets of $29.4 million. The decrease in net operating assets was comprised of a decrease from accounts payable of $1.6 million, a decrease from contract liabilities of $10.3 million, a decrease from other net operating assets of $9.4 million, a decrease from accounts receivable of $3.4 million due to timing of customer payments, a decrease in accrued expenses and other current liabilities of $4.4 million, and a decrease from inventories of $3.7 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, offset by an increase from prepaid expenses of $3.5 million related to insurance and vendor prepayments. The noncash loss of

$25.0 million consisted of the loss on fair value of debt derivatives of $3.6 million, the loss on debt extinguishment of $0.3 million, the loss on fair value of warrants of $0.1 million, depreciation and amortization of $4.5 million and stock-based compensation expense of $19.5 million, partially offset by the gain on fair value of contingent earnout liabilities of $3.0 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $92.2 million, consisting primarily of a net loss of $12.6 million, noncash income of $50.7 million described below, and a decrease in net operating assets of $28.8 million. The decrease in net operating assets was primarily comprised of a decrease from inventories of $41.8 million for Sapphire and Sapphire XC system production, a decrease from other net operating assets of $0.2 million, and a decrease in accounts receivable of $8.1 million due to timing of customer payments, partially offset by an increases of prepaid expenses of $7.3 million related to insurance and vendor prepayments, an increase in accrued expenses and other current liabilities of $10.1 million, and an increase from contract liabilities of $3.8 million. The noncash income of $50.7 million primarily consisted of the change in fair value of warrants of $11.0 million and the gain in fair value of contingent earnout liabilities of $58.1 million, partially offset by depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to decrease, driven by working capital requirements stabilizing related to efforts for expense reduction and cash savings initiatives as part of the company wide restructuring and strategic realignment plan for the remainder of 2023, which may be offset by one-time severance payments and other benefits and one-time cost related to our facilities consolidation.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2023 was $31.1 million, consisting of property and equipment purchases of $1.1 million and production of equipment for lease to customers of $3.0 million, offset by maturities of available-for-sale investment securities of $35.1 million.
Net cash used in investing activities during the nine months ended September 30, 2022 was $74.5 million, consisting of property and equipment purchases of $12.2 million, production of equipment for lease to customers of $4.2 million and purchases of available-for-sale investments of $87.7 million, partially offset by maturities of available-for-sale investment securities of $29.6 million.
We expect our capital expenditures, to decrease in the remainder of 2023 as we intend to limit the number of 3D Printer systems as equipment for lease to customers and because we completed the construction of our manufacturing facility in 2022.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $76.2 million, consisting of proceeds of $65.7 million from the issuance of the Initial Notes, net of issuance costs, proceeds of $18.4 million from the issuance of common stock, net of issuance costs, pursuant to the ATM Offering, proceeds of $14.0 million drawn from the revolver facility, proceeds of $1.6 million drawn from the secured equipment loan facility and proceeds of $0.4 million from the issuance of common stock upon exercise of stock options, partially offset by $17.0 million in repayment of the revolver facility and $7.0 million in repayment of equipment loans.
Net cash used in financing activities during the nine months ended September 30, 2022 was $0.5 million, consisting of repayments of $8.1 million for loan refinance, partially offset by $6.7 million of proceeds from the loan refinance and $1.2 million of proceeds from the issuance of common stock upon exercise of stock options.
We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2023 and 2022.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting
We have taken measures to remediate the material weaknesses remaining as of September 30, 2023, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations, and designing and implementing controls over the existence, accuracy and completeness of inventory, the completeness and presentation of accrued inventory purchases, the completeness and accuracy of related expenses, and controls over the presentation of contract assets and liabilities; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital

Our failure to satisfy certain financial covenants under the Notes raises substantial doubt about our ability to continue as a going concern.

As described Note 9, Long-Term Debt, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, the Notes require us to maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026. As of the filing date of this Quarterly Report, we were not in compliance with the minimum revenue covenant for the quarter ended September 30, 2023 and, as a result, the holders of the Notes have the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). In addition, we have experienced less revenue growth than expected due to the impact of delayed shipments during the nine months ended September 30, 2023. Further, due to the impact of fourth quarter customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term.

We have been negotiating a proposed amendment to the Notes with the holders thereof, which we anticipate completing in November 2023; however, we may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the holders of the Notes, we do not have sufficient capital to satisfy the outstanding principal and interest due, and the holders may foreclose upon the assets securing the Notes. Accordingly, as the Company was not in compliance with the minimum quarterly revenue covenant and the Notes are now callable by the Investor, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.

Our conclusion that there is substantial doubt about our ability to continue as a going concern may be viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, this conclusion may make it more difficult for us to raise the additional financing necessary to continue to operate our business. In addition, this conclusion may make it more difficult for us to sell our products and meet our sales forecasts, which may further impede our ability to raise additional financing. If we become unable to continue as a going concern, we may find it necessary to file a petition for reorganization under Title 11 of the U.S. Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.

We expect to require additional capital to fund our operations in the near-term, and this capital might not be available on acceptable terms, if at all.

Even if we are able to agree an amendment with the holders of the Notes, we expect that we will need to engage in additional financings to fund our operations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time to time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $40.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering sales agreement (the “ATM Sales Agreement”) we entered into in February 2023 with Needham, as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. Furthermore, the Notes require us, on or before December 31, 2023, to establish a new “at-the-market” offering program with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $75,000,000 as of December 31, 2023. However, our recent and projected financial results, our existing event of default under the Notes and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being may make taking such actions on commercially reasonable terms especially difficult.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the COVID-19 pandemic. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to fund our operations in the near-term as well as to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
Risks Related to Our Business and Industry
Market conditions, economic uncertainty or downturns could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the war in Ukraine and the war in Israel, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.
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

A breach of the covenants or restrictions under the Notes or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes or the holders or lenders of our other permitted indebtedness, as appropriate, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness, then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also significantly diminish the market price of our common stock.

In particular, as described in more detail above, we were not in compliance with the minimum revenue covenant under the Notes for the quarter ended September 30, 2023, and it is probable that we will not be able to maintain compliance with the minimum levels of quarterly revenue during the twelve-month period following the filing date of this Quarterly Report. As a result, the holders of the Notes have the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). We have been negotiating a proposed amendment to the Notes with the holders thereof, which we anticipate completing in November 2023; however, we may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the holders of the Notes, we do not have sufficient capital to satisfy the outstanding principal and interest due, and the holders of the Notes may foreclose on our assets securing the Notes.

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

Even if we are able to agree to an amendment with the holders of the Notes, our ability to make scheduled payments of principal or to pay interest on or to refinance the Notes or our other permitted indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of September 30, 2023, we have outstanding $70.0 million of Initial Notes, and the terms of the Initial Notes require us to pay approximately $80.5 million to repay the full principal amount of the Initial Notes at maturity or any other time; however, as noted above, if the holders accelerate the Notes as a result of the existing event of default, we would be required to pay the Event of Default Acceleration Amount. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness and, in particular, we expect that we will need to engage in additional financings to fund our operations in the near-term, the terms of which may be onerous or highly dilutive. If we are unable to generate such cash flow and obtain such additional financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or restructuring our indebtedness on terms that may be unfavorable. We may not prepay the Notes without the consent of the holders, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
As described in more detail elsewhere in this Quarterly Report, we were not in compliance with the minimum revenue covenant under the Notes for the quarter ended September 30, 2023. As a result, the holders of the Notes have the right to declare the Notes due and payable in cash in an amount equal to the Event of Default Acceleration Amount (as defined in the Notes). We have been negotiating a proposed amendment to the Notes with the holders thereof, which we anticipate completing in November 2023; however, we may not be able to obtain a waiver or an amendment on favorable terms or at all. If a waiver or amendment is not agreed to by the holders of the Notes, we do not have sufficient capital to satisfy the outstanding principal and interest due, and the holders of the Notes may foreclose on our assets securing the Notes.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
4.1	Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee.
4.2	First Supplemental Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee.
4.3	Form of Note.
10.1†	Securities Purchase Agreement, dated as of August 10, 2023, by and among the Company and High Trail Investors ON LLC and HB SPV I Master Sub LLC, as buyers.
10.2	Placement Agent Agreement, dated as of August 10, 2023, by and between the Company and Credit Suisse Securities (USA) LLC, as placement agent.
10.3†	Security Agreement, dated as of August 14, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent.
10.4	Form of Voting Agreement (included as Exhibit D to the Securities Purchase Agreement filed as Exhibit 10.1).
10.5	Form of Change in Control Agreement
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**     Filed herewith.
†     Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Campbell, State of California, on the 20th day of November, 2023.

VELO3D, INC.

Date: November 20, 2023	By:	/s/ Bernard Chung
	Name:	Bernard Chung
	Title:	Acting Chief Financial Officer and Principal Financial Officer