Form 10-K
period 2023-12-31
Velo3D, Inc.
filed 2024-04-03
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:        001-39757
______________________________
Velo3D, Inc.
______________________________
(Exact name of registrant as specified in its charter)

Delaware		98-1556965
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2710 Lakeview Court,		94538
Fremont,	California
(Address of Principal Executive Offices)		(Zip Code)
(408) 610-3915
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VLD	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	VLD WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $2.16 for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $214.3 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of the shares of common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 22, 2024, there were 261,704,586 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

2

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Annual Report or the context otherwise requires, references to:
“2022 Private Warrant” means the warrant to purchase up to 70,000 shares of common stock issued to Silicon Valley Bank in conjunction with the joinder and fourth loan modification agreement.
"2024 Private Warrants" means the warrants to purchase up to an aggregate of 21,949,079 shares of common stock issued to the holders of the Secured Notes in conjunction with the second note amendment to the Secured Notes.
“Additional Secured Convertible Notes” means up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 we have granted the holders of the Secured Notes the right to purchase so long as the notice to exercise such option is provided no later than the August 14, 2025.
“ATM Offering” mean our “at-the-market” offering of common stock pursuant to the ATM Sales Agreement.
“ATM Sales Agreement” means the sales agreement, dated February 6, 2023, between us and Needham & Company, LLC, as agent.
“Board” or “Board of Directors” means the board of directors of the Company.
“Bylaws” means the amended and restated bylaws of the Company.
“Business Combination Agreement” means that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire, Merger Sub and Legacy Velo3D, as amended by Amendment #1 to Business Combination Agreement dated as of July 20, 2021.
“Certificate of Incorporation” means the certificate of incorporation of the Company, as amended.
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
"Notes" means the Secured Notes and the Secured Convertible Notes.
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
"placement agent warrants" means the warrants to purchase up to 1,800,000 shares of common stock issued to the placement agent in connection with our Registered Direct Offering.

“private placement warrants” means the 4,450,000 warrants originally issued to the Sponsor in a private placement in connection with our IPO.
“public shares” means the Class A ordinary shares included in the units issued in our IPO.
“public shareholders” means holders of public shares.
“public warrants” means the 8,625,000 warrants included in the units issued in our IPO.
“Registered Direct Offering” means our December 2023 $18,000,000 registered direct offering of 36,000,000 shares of common stock and RDO warrants to purchase 36,000,000 shares of common stock.
“RDO warrants” means the warrants to purchase up to 36,000,000 shares of common stock issued in our Registered Direct Offering.
“Sarbanes-Oxley Act” or “SOX” means the Sarbanes-Oxley Act of 2002.
“SEC” means the United States Securities and Exchange Commission.
“Secured Notes” means our senior secured notes due 2026, as amended, of which we had approximately $36.7 million aggregate principal amount outstanding as of December 31, 2023.
“Secured Convertible Notes” means our senior secured convertible notes due 2026, of which we had none outstanding as of December 31, 2023.
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
“warrants” mean the 2022 Private Warrant, the 2024 Private Warrants, the private placement warrants, the public warrants, the placement agent warrants and the RDO warrants.
In addition, unless otherwise indicated or the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us,” “our,” and similar terms refer to Legacy Velo3D prior to the Merger and to Velo3D and its consolidated subsidiaries after giving effect to the Merger.
“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow”, “Assure” and "Flow Developer" are trademarks of Velo3D, Inc.
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
•Market Research Future, Global Metal Forging Market, February 2021
•Technavio, Metal Machining Market by End-user and Geography 2020 - 2024, 2020
•ResearchAndMarkets.com, Braze Alloys – Global Market Trajectory & Analytics, April 2021
•Additive Manufacturing Research – Quarterly Data Services Report Q2 2023, 6/23/23
•CONTEXT global research – Revenue forecast for laser powder bed fusion market (2020-2027) - Q3 2023 AM / 3D printing report, 9/23/23
The industry in which we operate is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in the section entitled “Risk Factors - Risks Related to Our Business and Industry” and elsewhere in this Annual Report.

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
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements our ability to continue as a going concern;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•regulatory developments in the United States and foreign countries;
•the impact of laws and regulations;
•our expectations regarding our strategic realignment and related initiatives, and our strategic business review process to explore alternatives in order to maximize stockholder value;
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

Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") who look to AM to solve issues with traditional manufacturing technologies for metal parts. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.
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
We offer customers a fully integrated solution, which includes the following key components:
•Flow print preparation software conducts a sophisticated analysis of the features of the metal part and specifies a production process that significantly reduces and often eliminates the need for support structures.
•Sapphire metal AM printers produce the part using our proprietary L-PBF technology. Our technology produces metal parts by fusing many thousands of very thin layers of metal powder with a precisely controlled laser beam in a sophisticated software defined sequence (or “recipe”) prescribed by our Flow software.
•Assure quality assurance software validates the product made by Sapphire printers to confirm that each layer is made to the specifications required by the original design.
•Intelligent Fusion is the underlying manufacturing process that binds software and hardware together into a complete manufacturing solution that produces repeatable outcomes across different family of Sapphire systems.
Legacy AM technologies often rely on internal supports to prevent deformation of the metal part during the 3D printing process. These supports inhibit the production of parts with complex internal geometries, which are often required in high-performance applications, because there is limited or no access to remove them after production. Our technological advances enable our Sapphire family of systems to print metal parts that significantly reduce and often eliminates the need for internal supports, which enables our customers to produce designs that would otherwise be infeasible to make with conventional AM technology.
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

3D Printer sale transactions fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. We make certain estimates in calculating the variable consideration, including the amount of hours, the estimated life of the equipment and the discount rate. Although estimates may be made on a contract-by-contract basis, whenever possible, we use all available information including historical customer usage and collection patterns to estimate variable consideration. Management reassesses the estimated variable consideration quarterly.
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
We shipped our first Sapphire XC 1MZ system at the end of 2022, one year after the Sapphire XC launch at the end of 2021, and we shipped our first Sapphire system at the end of 2018. The Sapphire XC 1MZ system has the same functionality of the Sapphire XC, but with a 1000 millimeter (one meter) build height versus the 550 millimeter (0.550 meter) build height of the Sapphire XC system. The Sapphire XC has capacity to make parts that are 400% larger and reduce production costs per part by approximately 65% to 80% when compared to the original Sapphire system. All of our Sapphire systems are manufactured in our 80,000+ square foot manufacturing facility in Fremont, California in the United States.
Strategic Review
In December 2023, we announced that our Board of Directors had commenced a strategic business review process to explore alternatives in order to maximize stockholder value. Potential strategic alternatives to be explored or evaluated may include, but are not limited to, a strategic transaction, potential merger, business combination or sale. There can be no assurance that our strategic review process will result in any transaction or other strategic outcome. We do not expect any impact on our operations or our ability to serve our customers during the review process. We remain committed to driving strategic value for our customers, employees, partners and stockholders.
We do not intend to disclose further developments on this strategic review process unless and until we determine that such disclosure is appropriate or necessary.
Strategy for Growth
The key elements listed below are the foundation for our growth plan to support innovation and our customers’ growing demand for additive manufacturing solutions. We remain committed to its “land-and-expand” strategy, whereby satisfied customers continue to purchase Sapphire printers due to the significant capabilities the technology provides to operations, product, and engineering teams.
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
Ensuring customer success
We adopt a two-step approach to customer relationships, whereby we first aim to validate our technology with customers before working to more fully integrate our technology into customers’ designs and/or production processes. Upon building a strong customer relationship, our sales personnel and engineers collaborate with their customer counterparts to identify how our technology can add the greatest value to the customer’s ultimate product. We have found that this helps customers to best understand the potential for the wide breadth of design freedom that our products can deliver, which often leads to customers fully integrating our technology into their processes and making multiple follow-up purchases. This results in economies of scale, as fewer sales and engineering personnel are able to serve a larger number of machines that are concentrated with a smaller number of customers. In addition, by integrating our technology into customer designs, we effectively expand the uncontested market which we believe we are optimally suited to serve. As of March 26, 2024, our sales team has secured approximately $15 million in new order bookings since mid-December 2023, including more than 50% of bookings tied to key strategic accounts, which we believe demonstrates increased customer satisfaction and confidence in our technology.
Accelerate global acquisition of new customers
We plan to increase the number of customer relationships we have globally in the coming years both organically and through distribution partnerships. In recent years, we have demonstrated that our technology can bring tremendous value across a number of use cases in the space, aviation and defense, automotive, energy and industrial segments. We plan to leverage the success from these deployments into sales to a number of new customers by further ramping our sales force in the coming years to drive new customer acquisition. In addition to our U.S. and European sales organization, we have also established relationships with distribution partners in the Asia-Pacific region (Taiyo Nippon Sanso Corporation, and Avaco) and in the U.S. (GoEngineer and HarTech Group) and sales agents in the Middle East to provide greater leverage to our sales team and enable expansion into new markets.
Extend competitive advantage with higher quality and new products
We plan to enhance the quality of newly manufactured Sapphire printers in the future to further extend our technological advantage relative to our competitors. Due to the success of our operational initiatives and product improvements, we have significantly reduced the installation time of Sapphire printers over the last year. Additionally, we have increased headcount of our customer service and quality teams to provide on-site support in all major metropolitan areas. Through reliability improvements, system uptime for key customers has increased and we have reduced the time it takes to resolve customer issues.
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
Fully Integrated turnkey solution that can be easily integrated into customer operations
Our fully integrated metal AM solution can be integrated into customer operations with relative ease, facilitating adoption with new customers, as well as the installation of additional systems with existing customers. We typically dedicate one engineer for several weeks around the time of the installation to educate customers as to how to best use our systems and to identify how our technology can most effectively add value to customer processes. After this point, our customers become largely self-supported, requiring only occasional support from our sales and engineering staff. This enables us to effectively reallocate our engineers and sales force to continue to engage with new potential customers, supporting our efforts to scale our operations rapidly.
Deep moat of intellectual property protections
We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. As of December 31, 2023, we own 60 issued patents of which 40 are issued U.S. patents, and 20 are issued foreign patents. We also have 46 publicly pending patent applications of which 17 are pending U.S. patent applications, 18 are pending foreign patent applications, and 11 are pending Patent Cooperation Treaty patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our eight trademark types worldwide include four registered U.S. trademarks, 40 registered foreign trademarks, two pending U.S. trademark applications, and 13 pending foreign trademark applications. We also have one U.S. registered copyright. Our intellectual property is subject to a first lien security interest held by the holders of our senior secured notes due 2026, as amended (the “Secured Notes”).
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
Our machines have the ability to make parts with thousands of composite structures made from various metals including aluminum, titanium, nickel-alloys, nickel super alloys, copper alloys, stainless steel and steel alloys. In principle, any metal that is cold-weldable is able to be used as a base layer in our machines. We currently have recipes to print from 14 different metals (e.g., alloys) and add recipes for additional metals based on customer demand. Our team of materials and metallurgy experts qualify new materials on our Sapphire family of printers based on customer requirements and feedback. Flow Developer allows companies to develop parameters for their alloys.
Assure
Assure is an advanced quality control software platform that includes process metrologies to ensure repeatable, consistent part quality. The platform works with a myriad of complex sensors, which allow prompt control modulation of the laser systems of the Sapphire printer line, to calibrate production outcomes within prescribed tolerances.
Flow Developer
Flow Developer is available for users of Flow 7.0, the latest version of our print preparation software that turns traditional design files into print files. Developer grants editor-level access to print parameters, giving companies maximum flexibility and control when working with our additive manufacturing solution. With this access, users can import proven parameters they have developed, optimize default parameters for specific application needs, and develop parameter sets supporting new material development for novel solutions and specific applications.
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
Customers
Our customers range from small- and medium-sized enterprises to Fortune 500 companies in the space, aviation, defense, automotive, energy and industrial markets. Our largest customer, Space Exploration Technologies Corp. ("SpaceX"), accounted for 4.0% and 28.4% of our revenue for the year ended December 31, 2023 and 2022, respectively. Our customers include both OEMs, as well as CMs who provide service and parts on behalf of OEMs. Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with our largest customer are consistent with all other customers and permit the customers to terminate our services at any time (subject to notice and certain other provisions).
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
We have historically invested a significant amount of our resources in R&D because we believe that superior technology is a key to maintaining a leading market position. In the year ended December 31, 2023 and 2022, our R&D expenses were approximately $42.0 million and $46.3 million.
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
In recent years, we have successfully demonstrated the utility of our technology across multiple target markets, including the highest performance application in the space, aviation, semiconductor, defense, automotive, energy and industrial end markets. We believe these successful deployments have seeded the market and will enable increased acquisition of new customers in those segments.
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
Intellectual Property
Our leadership in the high-value metal parts AM segment depends largely on our differentiated technology, which we seek to protect through a multi-layered IP approach. Our IP protection enables us to prevent organizations and individuals from selling or using our systems, apparatuses, devices, and software, practicing our methods, or trading in our produced parts (e.g., 3D objects), as these are all protected by various forms of IP protection including by our patents and trademarks granted in various jurisdictions, by our copyrights, and by our trade secrets.
We attempt to protect our IP rights, in various jurisdictions (e.g., United States and abroad), through a combination of patents, trademarks, copyrights and trade secrets, nondisclosure and invention assignment agreements with our consultants and employees, and nondisclosure agreements with our contractors, vendors and other business partners.
We pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding IP.
Our patent profile includes a broad portfolio across our systems, apparatuses, devices, methods (e.g., of production), software, and composition of matter (e.g., 3D objects). Metal parts produced using our system technology have a signature that is readily recognizable and traceable.
As of December 31, 2023 we own 60 issued patents of which 40 are issued U.S. patents, and 20 are issued foreign patents. We also have 46 publicly pending patent applications of which 17 are pending U.S. patent applications, 18 are pending foreign patent applications, and 11 are pending Patent Cooperation Treaty patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our eight trademark types worldwide include four registered U.S. trademarks, 40 registered foreign trademarks, two pending U.S. trademark applications, and 13 pending foreign trademark applications. We also have one U.S. registered copyright. Our intellectual property is subject to a first lien security interest held by the holders of the Secured Notes.
Human Capital Resources
We have a strong team of employees who contribute to our success. As of December 31, 2023 and 2022, we had 237 and 294, respectively, full-time employees, the majority of them based at our headquarters and manufacturing facility in Fremont, California. We rely on consultants and outside contractors in roles and responsibilities that include engineering, operations and finance.
To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or are represented by a labor union.
In the first quarter of 2023, we launched a leadership development program for global people managers across the Company to strengthen our collective management skills and enhance our culture. The program ran for the duration of 2023 and focused on best practices for managing relationships with employees, suppliers, customers and the communities in which we operate. The program resulted in increased management alignment, increased skills around communication, cross-functional collaboration, and talent development, and provided us with a management framework for leadership practices going forward. Through this development program we increased our leadership community and discussion of important micro and macro global topics such as diversity and inclusion, employee friendly policies and practices, employee retention, corporate social responsibility, sustainability, climate-risks, and other important topics that will benefit our Company, employees, customers, suppliers, shareholders and investors.
Our Board of Directors oversees matters relating to managing our human capital resources. Our human capital resources objectives include identifying, recruiting, and hiring qualified talent. We then focus on training, developing, and retaining talent, while ensuring fair compensation and incentives for global employees. We focus heavily on ensuring compliance and workplace safety. We review our compensation and benefit policies and programs regularly through industry benchmarks. We believe we offer competitive benefits and total compensation packages, of which the principal purposes are to attract, retain and motivate our employees.
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
Our address is 2710 Lakeview Court, Fremont, CA 94538. Our telephone number is (408) 610-3915. Our website address is https://www.velo3d.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.
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
•There is substantial doubt about our ability to continue as a going concern, which could have a material adverse impact on our business.
•Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the investment risk.
•We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•Our failure to satisfy certain financial covenants under the Notes raises substantial doubt about our ability to continue as a going concern.
•We expect to require additional capital to fund our operations, and this capital might not be available on acceptable terms, if at all.
•We have historically invested in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
Risks Related to Our Business and Industry
•We have in the past and may in the future experience significant delays in the design, production, launch, manufacture, shipment and installation of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
•We may acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
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
•We may be unable to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations.
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
Risks Related to Operations
•We operate primarily at one facility, and any disruption at our facility could adversely affect our business and operating results.
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
Risks Related to Our Notes
•The terms of the Notes restrict our current and future operations. Upon an event of default, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
•Servicing the Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.
Risks Related to Our Common Stock and Public Warrants
•If we fail to comply with the continued listing requirements of the NYSE, our securities may be delisted and the price of our securities and our ability to access the capital markets could be negatively impacted.

Risks Related to Our Financial Position and Need for Additional Capital
We are an early-stage company with a history of operating losses and may not maintain profitability in the future.
We experienced loss from operations of $133.3 million and $106.3 million for the years ended December 31, 2023 and 2022, respectively. We anticipate incurring operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our sales and marketing programs. These investments may not result in increased revenue or growth in our business.
Servicing our indebtedness requires a significant amount of cash and, as a public company, we incur significant legal, accounting and other expenses. These obligations and expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. For example, during the year ended December 31, 2023, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2023. While we have generated revenue in the past, it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.
There is substantial doubt about our ability to continue as a going concern, which could have a material adverse impact on our business.
As described in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the audited consolidated financial statements included elsewhere in this Annual Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Annual Report.
Our conclusion that there is substantial doubt about our ability to continue as a going concern may be viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, this conclusion may make it more difficult for us to raise the additional financing necessary to continue to operate our business and satisfy our obligations. In addition, this conclusion may make it more difficult for us to sell our products and meet our sales forecasts or retain employees, which may further impede our ability to raise additional financing. If we become unable to continue as a going concern, we may find it necessary to file a petition for reorganization under Title 11 of the U.S. Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.
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
We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the years ended December 31, 2023 and 2022, sales to the top three customers accounted for 24.5% and 48.5% of our revenue, respectively. Of the top three customers for the year ended December 31, 2023, all three customer was different from the top three customers for the comparable period in 2022. We continue to diversify our customer base.
Revenue trends from our largest customer, SpaceX, have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2023, over 50% of our customers have multiple Sapphire family of systems products.
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
Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income. In particular, as discussed in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, a significant portion of our outstanding receivables are currently past due with customers. Further, some of our customers are early-stage, startup companies that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, supply chain shortages or the outbreak of epidemic diseases than larger, more established businesses, and if they fail to raise enough capital, they may have to shut down operations.
We expect to require additional capital to fund our operations in the near-term, and this capital might not be available on acceptable terms, if at all.
We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay our senior secured notes due 2026, as amended (the "Secured Notes"), provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Secured Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022 and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to an “at-the-market” offering sales agreement (the “ATM Sales Agreement”) we entered into in February 2023 with Needham & Company, LLC (“Needham”), as agent, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. However, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being may make taking such actions on commercially reasonable terms especially difficult.
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the outbreak of epidemic disease. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the near term, we will not be able to continue operations. If we are otherwise unable to obtain additional financing when we require it, our ability to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
We have historically invested in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
We have historically invested in research and development efforts that further enhance our products. These investments involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins, operating results and liquidity and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. The AM industry changes rapidly as a result of technological and product developments, which may render our solutions less effective. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.
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
We may acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
We may enter into agreements to acquire or invest in other companies. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

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
From time to time, we may consider and may pursue strategic investments. These transactions could include, among other things, investments in, partnerships or joint ventures with other AM technology related companies, among other types of entities. These types of investments involve significant challenges and risks, including that the investment may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may acquire unknown liabilities, or that management’s attention may be diverted from our core business. These events could harm our operating results or financial condition. Any investments in other entities may also subject us to the operating and financial risks of such entities, and we will rely on the internal controls and financial reporting controls of such entities.
We have made in the past, and may make in the future, minority investments in entities in which we do not have sole control, which present risks in addition to those that apply to other investments or acquisitions. We may not have the ability to control the policies, management or affairs of these entities, and generally we would not have that ability in any minority investment in an entity. The interests of persons who control the entities in which we may invest may differ from our interests, and they may cause such entities to take actions that are not in our best interest, and we may become involved in disputes with such persons. Our inability to control entities in which we make minority investments could negatively affect our ability to realize the strategic benefits of those investments.
We cannot ensure that we will realize any strategic benefits from these investments in the near-term or at all. To the extent that the strategic benefits of any investment are not timely realized, or the investment otherwise underperforms, we may wish to dispose of the investment. Because our interests in entities will be highly illiquid and not traded in any public market, we may not be able to timely dispose of these interests or may have to sell at less than our carrying value. Further, should the value of these investments become impaired, we may be required to reduce the carrying value of these investments.
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
From January 1, 2021 through September 30, 2023 we experienced rapid growth each quarter, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

We may not manage our growth effectively. For example, during the year ended December 31, 2023, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2023.As a result, we determined that our focus on revenue growth had come at the expense of our cash flow and profitability and our commitment to the highest level of customer service and, in October 2023, we made a strategic decision to realign our operations to pivot from emphasizing revenue growth to optimizing our free cash flow, maximizing customer success, reducing expenditures, and improving our operational efficiency. We are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital.

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
We may be unable to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations.
In October 2023, we announced a reduction in force to streamline our business operations, reduce costs and create further operating efficiencies, which impacted approximately 21% of our workforce. In addition, we have begun the process of closing down several of our facilities. In connection with these actions, we have incurred and may continue to incur restructuring costs in the near term, including cash expenditures related to severance payments and other benefits. These actions may result in unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of continuity, institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets. Further, our business may ultimately not be more efficient or effective and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.
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
•We did not design and maintain effective controls over the accounting and disclosure for debt and equity instruments. Specifically, we did not design and maintain effective controls over the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock.
•We did not design and maintain effective controls over the accounting for inventory and related accounts. Specifically, we did not design and maintain effective controls over verifying the existence of inventory, the accuracy of purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts.
•We did not design and maintain effective controls over the accounting for contract assets and liabilities. Specifically, we did not design and maintain effective controls over the accuracy and the financial statement presentation of contract assets and liabilities, including variable consideration.
•We did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements. Specifically, we did not design and maintain effective controls over the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.
These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of outbreaks of epidemic diseases (including COVID-19 and variants), supply chain disruptions, the war in Ukraine and the war in Israel, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and, as discussed in more detail below, high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.
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
For example, instability in the U.S. banking system has resulted in the failure of several U.S. banks during 2023, including the closure of Silicon Valley Bank by banking regulators in March 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments or to access financing may be threatened, which could have a material adverse effect on our business and financial condition.

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
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facility or the area in which it is located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. Moreover, extreme weather and other natural disasters may become more intense or more frequent. Any resulting delays from these events could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including the Ukrainian - Russia and the Israel - Hamas conflicts) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.

Risks Related to Operations
We operate primarily at one facility location, and any disruption at our facility could adversely affect our business and operating results.
Our principal offices are located in Fremont, California. Substantially all of our R&D activities, customer and technical support, management and administrative operations, and our final assembly and testing operations are conducted at the facility in Fremont, California. Our inventory of component supplies, subassemblies and finished goods are held at our Fremont facility and third-party warehouses. We take precautions to safeguard our facility, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Recent prolonged power outages due to California wildfires may cause substantial delays in our operations and the impact of these wildfires and other natural disasters may be exacerbated in the future as a result of climate change. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
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
As of December 31, 2023, we had approximately $36.7 million aggregate principal amount of the Secured Notes outstanding. In addition, we have granted the holders of the Secured Notes the right to purchase up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 (the “Additional Secured Convertible Notes”) so long as the notice to exercise such option is provided no later than the August 14, 2025. We refer to the Secured Notes and the Secured Convertible Notes collectively as the “Notes.”
The Secured Notes contain, and the Additional Secured Convertible Notes if issued will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Secured Notes contain, and the Additional Secured Convertible Notes if issued will contain, customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, we will be required to maintain a minimum of $30.0 million of unrestricted cash and cash equivalents under the Additional Secured Convertible Notes, if issued. Further, the Secured Notes require us, and the Additional Secured Convertible Notes if issued will require us, to maintain minimum levels of Available Cash (as defined in the Notes), calculated monthly based on a rolling three-month lookback period beginning with the three-month period ending on December 31, 2023, specified in the Notes. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the Notes or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes or the holders or lenders of our other permitted indebtedness, as appropriate, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness, then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also significantly diminish the market price of our common stock and our public warrants.
In particular, as described in more detail in “Management’s Discussion and Analysis—Recent Developments,” we were not in compliance with a minimum revenue covenant under our then outstanding Secured Convertible Notes, which required us to repay and restructure our indebtedness thereunder, and we also amended certain terms of the Secured Notes. However, we may not be able to obtain any necessary waivers or amendments or otherwise restructure our outstanding indebtedness on favorable terms or at all to the extent we breach any covenants in the future.
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
Our ability to make scheduled payments of principal or to pay interest on or to refinance the Notes or our other permitted indebtedness depends on our future performance and our ability to obtain future financing, which are subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2023, we had outstanding $36.7 million of Secured Notes, and the terms of the Secured Notes require us to pay approximately $44.0 million to repay the full principal amount of the Secured Notes at maturity or any other time. On the first day of each three-month period beginning on July 1, 2024 (a “Partial Redemption Date”), we are required to redeem $8,750,000 of the principal amount of the Secured Notes for a repayment price of $10,500,000, plus accrued and unpaid interest, unless the holders cancel such redemption.
Further, if we issue the full $35.0 million of the Additional Secured Convertible Notes, the terms of the Additional Secured Convertible Notes will require us to pay approximately $40.3 million to repay the full principal amount of the Additional Secured Convertible Notes at maturity or any other time, and the holders of the Additional Secured Convertible Notes will have the right to require us to redeem $8,750,000 of the principal amount of the Additional Secured Convertible Notes for a repayment price of $10,062,500, plus accrued and unpaid interest, on a Partial Redemption Date.
Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness and, in particular, we expect that we will need to engage in additional financings to fund our operations in the near term, the terms of which may be onerous or highly dilutive. If we are unable to generate such cash flow and obtain such additional financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or restructuring our indebtedness on terms that may be unfavorable. We may not prepay the Notes without the consent of the holders, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness.
Conversion of any Additional Secured Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
If we issue any Additional Secured Convertible Notes, the conversion of such Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, if we issue any Additional Secured Convertible Notes, the existence of such Notes may encourage short selling by market participants because the conversion of such Notes could be used to satisfy short positions, or anticipated conversion of such Notes into shares of our common stock could depress the price of our common stock.
Risks Related to Our Common Stock and Our Public Warrants
Warrant holders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if such warrant holders do so, they will receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.
The warrant agreement governing the public warrants and the private placement warrants provides that in the following circumstances holders of the public warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If warrant holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering all of the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, warrant holders would receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.
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

The public warrants and the private placement warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing the public warrants and the private placement warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within these warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the public warrants and the private placement warrants each reporting period and that the amount of such gains or losses could be material.
The price of our common stock and our public warrants may be volatile.
The trading price of our common stock and our public warrants has fluctuated, and is likely to continue to fluctuate due to a variety of factors, including:
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements and our ability to continue as a going concern;
•our ability to service and comply with our indebtedness;
•our ability to satisfy NYSE listing rules;
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

•changes in our capital structure, such as future issuances of securities pursuant to the ATM Sales Agreement, under the Shelf Registration Statement or otherwise or the incurrence of additional debt including in connection with the exercise by certain affiliated institutional investors of their right to purchase the Additional Secured Convertible Notes;

•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the war in Israel, and the war in Ukraine and the economic sanctions related thereto).
These market and industry factors may materially reduce the market price of our common stock and our public warrants regardless of our operating performance.
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
We had outstanding 261,704,586 shares of common stock on March 22, 2024. We have filed a registration statement (the “Resale Shelf Registration Statement”) which registers the offer and sale from time to time by certain selling stockholders of up to 161,028,936 shares of our common stock. To the extent shares are sold into the market by our stockholders pursuant to the Resale Shelf Registration Statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
In addition, we have filed the Shelf Registration Statement, which permits us to sell from time-to-time up to $300.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Needham. As of the filing date of this Annual Report, we have sold approximately $24.6 million shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.
To the extent any of our outstanding warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2023, we have outstanding:
•the public warrants and the private placement warrants to purchase an aggregate of 13,075,000 shares of our common stock, which became exercisable on December 7, 2021 and expire on September 29, 2026 . The exercise price of these warrants is $11.50 per share.
•a warrant to purchase 70,000 shares of common stock (the "2022 Private Warrant"), which was issued to Silicon Valley Bank in July 2022 in connection with an amendment to our prior credit facility and expires on July 24, 2034. The exercise price of this warrant is $2.56 per share
•warrants to purchase an aggregate of 36,000,000 shares of common stock (the "RDO warrants"), which were issued in connection with our December 2023 registered direct offering (our "Registered Direct Offering") and expire on December 29, 2029. The exercise price of these warrants is $0.565 per share.

•warrants to purchase an aggregate of 1,800,000 shares of common stock (the "placement agent warrants"), which were issued to the placement agent in connection with our Registered Direct Offering and expire on December 29, 2029. The exercise price of these warrants is $0.625 per share.
Further, as described in more detail in “Management’s Discussion and Analysis—Recent Developments,” we issued additional warrants to purchase an aggregate of 21,949,079 shares of common stock on April 1, 2024.
To the extent any of these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.
We may amend the terms of the public warrants and private placement warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of their public warrants could be increased, the exercise period could be shortened and the number of our common stock purchasable upon exercise of a public warrant could be decreased, all without their approval.
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
We may redeem the unexpired public warrants prior to their exercise at a time that is disadvantageous to them, thereby making their public warrants worthless.
We have the ability to redeem outstanding public warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
In addition, we may redeem the public warrants at any time prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock.
The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.365 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Sponsor or its permitted transferees.
If we fail to comply with the continued listing requirements of the NYSE, our securities may be delisted and the price of our securities and our ability to access the capital markets could be negatively impacted.
Our common stock and our public warrants are listed on the NYSE. However, an active trading market for our securities may not be sustained and we may be unable to satisfy the continued listing standards of the NYSE.
In particular, on December 28, 2023, we received a written notice from the NYSE informing us that we are below compliance criteria pursuant to the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual as the average closing price of our common stock is less than $1.00 per share over a consecutive 30 trading-day period (the “Minimum Share Price Requirement”). Pursuant to Section 802.01C of the NYSE Listed Company Manual, we will have a period of six months following the receipt of the notice to regain compliance with the Minimum Share Price Requirement. We can regain compliance with the Minimum Share Price Requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period or on the last day of the cure period, we have (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date.
No assurance can be given that we will meet applicable NYSE continued listing standards or that future noncompliance will not occur. If we cannot satisfy the continued listing standards, the NYSE may commence delisting procedures against us, which could result in our securities being removed from listing on the NYSE. If our securities were to be delisted, the liquidity of our securities could be adversely affected and the market price of our securities could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. They may also not be able to resell their securities at or above the price they paid for such securities or at all. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to expand our business, potential loss of confidence by investors and employees, and fewer business development and strategic investment opportunities.
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
The warrant agreement governing the public warrants and the private placement warrants designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our public warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
The warrant agreement governing the public warrants and the private placement warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our public warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our public warrants, such holder will be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
We recognize the critical importance of maintaining the trust and confidence of all our stakeholders. Our Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes, and practices are fully integrated into our risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which receives, at a minimum, quarterly reports and presentations from our risk management function, our Vice President Information Technology (our "VP of IT") and other members of management. The Board and Audit Committee also receive prompt and timely information regarding material cybersecurity incidents as described below.
Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also executing controls and procedures that provide for the prompt escalation of certain material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such material incidents can be made by management in a timely manner.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans to address our response to cybersecurity incidents, and such plans are tested and reviewed on an as needed basis. Our cybersecurity program includes a dedicated security incident response team (the "SIRT") responsible for identifying, investigating, and mitigating cybersecurity threats. The SIRT follows a well-defined incident response process encompassing intake, investigation, mitigation, and recovery. This process leverages tools for threat detection and utilizes standardized protocols for containment, root cause analysis, and system restoration. By integrating security measures with a robust response process, we aim to minimize the impact of potential cyber incidents.
Incident Reporting and Communication: We have established protocols for reporting material cybersecurity incidents to management, stakeholders, and regulatory bodies as required. The Board is promptly informed and receives ongoing updates regarding material cybersecurity incidents as described below.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness: We provide annual mandatory training for personnel regarding cybersecurity threats to equip our employees and contractors with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage in an annual assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, focused on evaluating the effectiveness of our cybersecurity measures and planning.
Governance

Our Board, supported by the Audit Committee, oversees our risk management process. The Audit Committee receives, at a minimum, quarterly presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any material cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Our VP of IT, in coordination with our executive management team, works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee basis and appropriate third-party contractors, the VP of IT, and our Head of Information Security, as well as the management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report threats and incidents to the Audit Committee, as needed.
Our VP of IT oversees information technology ("IT") strategy, operations, cybersecurity, compliance, and business applications. They are dedicated to accelerating and scaling our company by implementing innovative technology across the company. Additionally, they are an accomplished IT executive with over 20 years of leadership experience driving transformative change across diverse industries, including manufacturing, supply chain, and software as a service. The VP of IT is a skilled technical leader proficient in technology strategy, enterprise architecture, and program management.
Our Head of Information Security, Governance, Risk and Compliance is CISA certified and has over 20 years of leadership experience in IT audit and governance, risk and compliance ("GRC") at companies like Google, Cisco, Federal Reserve Bank, & Vodafone. They have substantial expertise in implementing SOX compliance, NIST compliance, COSO / COBIT framework, GDPR compliance, privacy compliance, regulatory compliance, internal IT audit, ITIL/ ITSM standards and risk assessment. Additionally, they have established our enterprise risk management program and leads our infosec steering committee. They have also been instrumental in automating GRC and continuous control monitoring to drive efficiency at our company.
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2023 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Risk Factors—Risks Related to Compliance Matters—Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs" and "—Risks Related to Our Business and Industry—We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.”
Item 2. Properties.
Our global corporate headquarters is located in Fremont, California, and we conduct final assembly and test of our machines in a manufacturing facility that is located at our headquarters. The lease term, including options to extend, expirations range from 2024 to 2032. We believe substantially all of our properties are in good condition and adequate to meet our current needs.

Location	City, Country	Description	Square Footage	Owned/Leased
511 Division*	Campbell, CA, USA	Research and Development	17,200	Leased
Lakeview	Fremont, CA, USA	Global Headquarters & Manufacturing Facility	80,000	Leased
530 Division*	Campbell, CA, USA	Research and Development	5,000	Leased
* See Note 8, Leases in the notes to our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties. Our lease for the two Campbell locations will terminate in the second half of 2024.

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
Holders of Record
As of March 27, 2024, there were over 20,000 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board, subject to applicable laws and the terms of our indebtedness, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Sales of Unregistered Securities
None.
Use of Proceeds.
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. The fiscal 2022 amounts have been revised to reflect certain immaterial revisions described in Note 1, Description of Business and Basis of Presentation, in the notes to our audited consolidated financial statements. In addition, the fiscal 2023 amounts have been updated from those preliminarily reported in our earnings release, dated March 26, 2024, as a result of the immaterial revisions to both the three-months ended and fiscal year ended December 31, 2023, as described in Note 17, Quarterly Financial Information (Unaudited) in the notes to our audited consolidated financial statements. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
Recent Developments
Recent Trends and Strategic Realignment
During the second half of 2023, we experienced delayed shipments and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2023 and, as a result, lower annual revenue growth than expected. As a result, we believe that our historical focus on revenue growth came at the expense of our cash flow and profitability and our commitment to the highest level of customer service.
Accordingly, in October 2023, we made a strategic decision to realign our operations to pivot from emphasizing revenue growth to optimizing our free cash flow, maximizing customer success, reducing expenditures, and improving our operational efficiency. Since then, we have been undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan (the “Strategic Realignment”) to help conserve working capital. The expense reduction and cash saving initiatives included an October 2023 reduction in force, as well as ongoing efforts to streamline facilities, manage working capital, reduce capital expenditures, and reduce overall selling, general and administrative expenses. In addition, we also implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline.
Notwithstanding these efforts, due to the continuing impact of customer order delays and based our bookings to date, we expect additional contraction of revenue growth in the first quarter of 2024 and likely thereafter.
Recent Debt and Equity Transactions
As of September 30, 2023, we did not satisfy the minimum revenue covenant for the quarter ended September 30, 2023 in our then outstanding $70.0 million aggregate principal amount of senior secured convertible notes due 2026 (the “Secured Convertible Notes”). Since September 30, 2023 through March 31, 2024, we had taken the following steps to repay and restructure our indebtedness and raise additional capital:
•On November 28, 2023, we (i) made a $15.0 million cash payment, together with accrued and unpaid interest, to the holders of the Secured Convertible Notes to repay $12.5 million of aggregate principal amount thereof, (ii) exchanged the remaining Secured Convertible Notes for (A) $57.5 million aggregate principal amount of senior secured notes due 2026 (the “Secured Notes”) and (B) 10,000,000 shares of common stock, and (iii) made a cash payment of accrued and unpaid interest on the remaining Secured Convertible Notes that were exchanged;
•During December 2023, we offered and sold approximately 8,941,494 shares of our common stock for gross proceeds of approximately $5.0 million pursuant to our “at-the-market” offering sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent;
•On December 29, 2023, we issued 36,000,000 shares of common stock and warrants to purchase 36,000,000 shares of common stock (the “RDO warrants”) for gross proceeds of $18.0 million in a registered direct offering (our “Registered Direct Offering”);
•We (i) made a $25.0 million cash payment, together with accrued and unpaid interest, to the holders of the Secured Notes to repay approximately $20.8 million of aggregate principal amount thereof, and (ii) amended certain terms of the Secured Notes; and
•We issued warrants to purchase 1,800,000 shares of common stock (the “placement agent warrants”) to the placement agent in our Registered Direct Offering.
As of March 31, 2024, we had approximately $11.2 million in accounts receivable and $14.3 million in cash and investments. On April 1, 2024, we made a cash payment of $5.5 million to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, we agreed to make a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest, we amended certain other terms of the Secured Notes, and we issued the holders of the Secured Notes warrants to purchase up to an aggregate of 21,949,079 shares of common stock. See Note 18 Subsequent Events in the notes to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the audited consolidated financial statements included elsewhere in this Annual Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our obligations for at least the next 12 months.

We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term. Without such additional funding, we will not be able to continue operations.

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

	2023	2022
Revenue ($ in millions) for the year ended December 31	$77	$79
Bookings ($ in millions) for the year ended December 31	56	71
Backlog ($ in millions) as of December 31	13	43
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
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the years ended December 31, 2023 and 2022, sales to the top three customers accounted for 24.5% and 48.5% of our revenue, respectively. Of the top three customers for the year ended December 31, 2023, all three customers were different from the top three customers for the comparable period in 2022.

While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors–Risks Related to Our Financial Position and Need for Additional Capital–We expect to rely on a limited number of customers for a significant portion of our near-term revenue”, and see Note 2, Summary of Significant Accounting Policies–Concentration of Credit Risk and Other Risks and Uncertainties, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.
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
Macroeconomic Conditions and Other World Events
General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2022, supply chain challenges increased our material and shipping costs, resulted in shipping delays and impacted our gross margins. In 2023, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2024 as well as our Strategic Realignment to reduce operating costs.
See “Risk Factors - Risks Related to Our Business and Industry—Market conditions, economic uncertainty or downturns could adversely affect our business and operating results” and “—We may be adversely affected by the effects of inflation or possible stagflation.”
Climate Change
Material pending or existing climate change-related legislation, regulations, and international accords, including the SEC's recently adopted climate disclosure rules, could have an adverse effect on our business, financial condition, and results of operations, including: (1) material past and/or future capital expenditures for climate-related projects, (2) material indirect consequences of climate-related regulation or business trends, such as the following: decreased/increased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources; increased competition to develop innovative new products that result in lower emissions; increased demand for generation and transmission of energy from alternative energy sources; and any anticipated reputational risks resulting from operations or products that produce material greenhouse gas emissions and (3) material increased compliance costs related to climate change. In addition, extreme weather and other natural disasters may become more intense or more frequent, which may disrupt our operations or the operations of our suppliers and customers.

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
3D Printer sale transactions - fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Sales with variable consideration represented 3% of revenue during the year ended December 31, 2023 and 6% of our revenue during year ended December 31, 2022. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.
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
The Recurring Payment transactions, which are structured as operating leases, were 2.2% and 5.3% of revenue for the years ended December 31, 2023 and 2022, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the years ended December 31, 2023 and 2022.

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
Loss on Debt Extinguishment
Loss on debt extinguishment relates to the loss recorded in accordance with the termination of our third amended and restated loan and security agreement, as amended (the “Loan Agreement”), originally entered into with Silicon Valley Bank.
Other Income (Expense), Net
Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of December 31, 2023 and 2022. Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of December 31, 2023 and 2022, there were immaterial foreign income taxes or liabilities.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022:
The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2023		2022		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$68,938	89.0%	$69,295	88.0%	$(357)	(0.5)%
Recurring payment	1,676	2.2%	4,161	5.3%	(2,485)	(59.7)%
Support services	6,829	8.8%	5,250	6.7%	1,579	30.1%
Total Revenue	77,443	100.0%	78,706	100.0%	(1,263)	(1.6)%
Cost of revenue
3D Printer	94,448	122.0%	68,253	86.7%	26,195	38.4%
Recurring payment	1,291	1.7%	2,612	3.3%	(1,321)	(50.6)%
Support services	7,971	10.3%	6,998	8.9%	973	13.9%
Total cost of revenue	103,710	133.9%	77,863	98.9%	25,847	33.2%
Gross profit	(26,267)	(33.9)%	843	1.1%	(27,110)	(3215.9)%
Operating expenses
Research and development	42,031	54.3%	46,266	58.8%	(4,235)	(9.2)%
Selling and marketing	23,229	30.0%	23,907	30.4%	(678)	(2.8)%
General and administrative	41,727	53.9%	36,982	47.0%	4,745	12.8%
Total operating expenses	106,987	138.1%	107,155	136.1%	(168)	(0.2)%
Loss from operations	(133,254)	(172.1)%	(106,312)	(135.1)%	(26,942)	25.3%
Interest expense	(9,722)	(12.6)%	(372)	(0.5)%	(9,350)	2513.4%
Gain (loss) on fair value of warrants	2,338	3.0%	19,129	24.3%	(16,791)	(87.8)%
Gain on fair value of contingent earnout liabilities	15,958	20.6%	94,073	119.5%	(78,115)	(83.0)%
Gain on fair value of debt derivatives	8,485	11.0%	—	—%	8,485	100.0%
Loss on debt extinguishment	(19,450)	(25.1)%	—	—%	(19,450)	(100.0)%
Other income (expense), net	506	0.7%	1,451	1.8%	(945)	(65.1)%
Income (loss) before provision for income taxes	(135,139)	(174.5)%	7,969	10.1%	(143,108)	(1795.8)%
Provision for income taxes	—	—%	—	—%	—	—%
Net income (loss)	$(135,139)	(174.5)%	$7,969	10.1%	$(143,108)	(1795.8)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2023		2022		Change	%
	(in thousands, except percentages)
3D Printer sales	$68,938	89.0%	$69,295	88.0%	$(357)	(0.5)%
Recurring payment	1,676	2.2%	4,161	5.3%	(2,485)	(59.7)%
Support services	6,829	8.8%	5,250	6.7%	1,579	30.1%
Total Revenue	$77,443	100.0%	$78,706	100.0%	$(1,263)	(1.6)%
Total revenue for the years ended December 31, 2023 and 2022 was $77.4 million and $78.7 million respectively. Total revenue for the year ended December 31, 2023 decreased by $1.3 million, or 1.6% from the year ended December 31, 2022.
3D Printer sales were $68.9 million and $69.3 million for the years ended December 31, 2023 and 2022, respectively, which was primarily attributed to an overall decrease in system sales and backlog in the fourth quarter of 2023, offset in part by sales of the higher priced Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ systems throughout the first three quarters of 2023. The negative revenue performance was due to lower systems sold, mix of lower production volumes and discounted system pricing offset by our change in product mix to include more higher priced systems as discussed previously, resulting in a decrease in the average selling price. The 3D Printer sales also included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $1.7 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily attributed to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022. Additionally, three Recurring Payment revenue systems were converted to 3D Printer sales during 2023.
Our Support Service revenue was $6.8 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily attributed to an increase in the number of 3D Printer systems in service as of December 31, 2023 compared to the number of 3D Printers in service as of December 31, 2022.
As part of our Strategic Realignment, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to remain flat or decrease as we continue to shift our focus to 3D Printer system sales. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of December 31, 2023, our backlog for firm orders was $13 million for 3D Printers. Our focus for revenue has shifted to ensuring customer success and improving system reliability to strengthen our existing customer network and developing new customer networks to increase demand.
Revenue trends from our largest customer have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We shipped our first Sapphire system to our largest customer in 2018, and as of December 31, 2023, we have shipped to this customer 26 in total (Sapphire and Sapphire XC systems). We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution's as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2023, over 50% of our customers have multiple Sapphire family of systems.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Year Ended December 31,
	2023		2022		Change	%
Cost of Revenue	(in thousands, except percentages)
Cost of 3D Printers	$94,448	91.1%	$68,253	87.6%	$26,195	38.4%
Cost of Recurring Payment	1,291	1.2%	2,612	3.4%	(1,321)	(50.6)%
Cost of Support Services	7,971	7.7%	6,998	9.0%	973	13.9%
Total Cost of Revenue	$103,710	100.0%	$77,863	100.0%	$25,847	33.2%
Total cost of revenue for the years ended December 31, 2023 and 2022 was $103.7 million and $77.9 million, respectively, an increase of $25.8 million, or 33.2%.
Cost of 3D Printers was $94.4 million and $68.3 million, for the years ended December 31, 2023 and 2022, respectively. The increase of $26.2 million was due a $27 million increase in Cost of 3D printers related to the valuation of inventory for the year ended December 31, 2023, offset by a decrease in the number of 3D Printers sold, which included both Sapphire and Sapphire XC systems, compared to the number of 3D Printers sold for the year ended December 31, 2022. For the year ended December 31, 2023, cost of 3D Printers increased compared to the prior year in 2022, due to a significant increase in scrapped inventory and inventory reserves for excess and obsolete inventory related to changes in our business strategy due to our Strategic Realignment and the change in our product mix towards more Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems compared to Sapphire systems, offset by lower material, labor and factory overhead costs associated with lower production volumes.
During the year ended December 31, 2023, the cost of the Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems included lower factory overhead costs to scale up operations, production engineering development costs, and lower costs to expedite shipping for manufacturing materials and assemblies related to supply chain disruption in the global markets. As we gain experience with Sapphire XC production, we expect to further lower our material costs and reduce labor and overhead expenses per unit.
Cost of Recurring Payment was $1.3 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively. This decrease of $1.3 million was due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of less 3D Printers in service in 2023 compared to 2022. Additionally, as discussed previously, three Recurring Payment revenue systems were converted to 3D Printer sales during 2023.
Cost of Support Services was $8.0 million and $7.0 million, for the years ended December 31, 2023 and 2022, respectively. This increase of $1.0 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2023 compared to 2022.
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
Cost of revenue as a percentage of revenue was 133.9% and 98.9% for the years ended December 31, 2023 and 2022, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards less Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems compared to Sapphire systems, and the impact of launch customer pricing for Sapphire XC. Additionally, the increase was also driven by the large increase in scrapped inventory and inventory reserves for excess and obsolete inventory related to changes in our business strategy due to our Strategic Realignment.
We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue.
We expect our cost of revenue to improve as we address the challenges that impact our production.
Gross Profit and Gross Margin
Total gross profit was $(26.3) million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. As a percentage of revenue, the gross margin was (33.9)% and 1.1% for the years ended December 31, 2023 and 2022, respectively. The lower gross profit for the year ended December 31, 2023 was primarily attributable to the change in the mix of Sapphire and Sapphire XC system sales, the impact of launch customer pricing for Sapphire XC, and the higher than expected costs associated with the production of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems, the higher material, labor and overhead costs for the increased number of systems sold in 2023, as compared to 2022, and the large increase in scrapped inventory and inventory reserves for excess and obsolete inventory related to changes in our business strategy due to our Strategic Realignment.
Our 2023 gross profit reflects the impact of launch customer price concessions for our Sapphire XC systems shipped during 2023. This pricing reduced our gross margin for the year by approximately 7.7% compared to 2022. We do not expect these launch customer price concessions to impact gross margins in 2024, as have completed the delivery of the Sapphire XC systems under the related launch customer contract.
Our gross profit and gross margin are influenced by a number of factors, including:
•Product mix of Sapphire, Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems;
•Average selling prices for our systems;
•Trends in materials and shipping costs;
•Production volumes that may impact factory overhead absorption;
•System reliability performance; and
•Impact of product mix changes, including new product introductions, and other factors on our Cost of Support Services
We expect to accelerate production cycle times and improving efficiencies on the production floor to lower our cost of revenue, which we expect will improve our gross profit and gross margins in the second half of 2024.
Research and Development Expenses
Research and development expenses were $42.0 million and $46.3 million for the years ended December 31, 2023 and 2022, respectively. In the year ended December 31, 2023, there was a decrease of $4.3 million in research and development expenses primarily due to the completion of the development of the Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems in 2022 and reduction of new research and development projects in 2023 due to our Strategic Realignment.
The decrease in research and development expenses in 2023 were related to a $0.7 million decrease for headcount, salaries and employee-related expenses, a $3.4 million decrease in product development expenses for the Sapphire family of systems, and a $1.8 million decrease in components design and engineering testing and validation for the Sapphire XC and development expenses for the product development of the 1MZ larger build volumes for our Sapphire systems, offset by a $1.6 million increase in stock-based compensation.
We expect research and development costs to decrease in 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.
Selling and Marketing Expenses
Selling and marketing expenses were $23.2 million and $23.9 million for the years ended December 31, 2023 and 2022, respectively. There was a decrease of $0.7 million for the year ended December 31, 2023 as compared to 2022.
The decrease in selling and marketing expenses for the year ended December 31, 2023 was attributable to a $0.1 million decrease in trade show expenses, marketing initiatives, and branding expenses and a $3.3 million decrease in European marketing costs, offset by a $1.6 million increase for additional headcount, salaries and employee-related expenses and a $1.1 million increase in stock-based compensation.
We expect selling and marketing expenses to continue to decrease during 2024 as we continue to implement our realignment strategy. During 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.
General and Administrative
General and administrative expenses were $41.7 million and $37.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $4.7 million in the year ended December 31, 2023 in general and administrative expenses as compared to 2022 was attributable to, a $2.8 million increase in additional headcount, salaries and employee-related benefits, a $1.8 million increase in public company related expenses for advisory, legal and accounting fees and insurance, and a $0.1 million increase in facilities expenses.
We expect general and administrative expenses to decrease as a result of one-time charges incurred in 2023 related to personnel and other charges of $1.2 million from our reduction in force and charges to consolidate our facilities of approximately $2.5 million. We continue to focus on our company-wide initiatives to reduce operating costs for 2024 as we continue to implement our Strategic Realignment by reducing our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing.
Interest Expense
Interest expense was $9.7 million and $0.4 million, for the years ended December 31, 2023 and 2022, respectively. In the year ended December 31, 2023, there was an increase of $9.3 million attributable to increases in outstanding debt balances, attributable to the Notes.
We expect our interest expense will continue to increase as a result of the Secured Notes (for further information, see “—Liquidity and Capital Resources” and Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report).
Gain on Fair Value of Warrants
The change in fair value of warrants resulted in a gain of $2.3 million, and $19.1 million for the years ended December 31, 2023 and 2022, respectively, and were related to the non-cash fair value change of the warrant liabilities.

Gain on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a gain of $16.0 million and $94.1 million for the year ended December 31, 2023 and 2022, respectively, and were related to the non-cash fair value change of the contingent earnout liabilities.
Gain on Fair value of Debt Derivatives
The change in fair value of the debt derivatives was a gain of $8.5 million for the year ended December 31, 2023, and was related to the non-cash fair value change of the debt derivatives driven by the change in our stock price.
Loss on Debt Extinguishment
The loss on debt extinguishment was $19.5 million for the year ended December 31, 2023, and was related to the termination of the Loan Agreement with Silicon Valley Bank and the cancellation of the Secured Convertible Notes held by High Trail Investments ON LLC and an affiliated institutional investor.
Other Income (Expense), Net
Other income (expense), net was $0.5 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
Income Taxes
No provision for federal and state income taxes was recorded because we incurred income tax losses for the years ended December 31, 2023 and 2022 and maintained a full valuation allowance on the deferred tax assets as of December 31, 2023 and 2022.
We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in 2024 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.
Liquidity and Capital Resources
As of December 31, 2023, we have raised net proceeds of $517.1 million, comprised of approximately $18 million from the Registered Direct Offering, which closed on December 28, 2023, approximately $66 million from the offering of $70.0 million aggregate principal amount of the Secured Convertible Notes, which closed on August 10, 2023, $22.8 million from our "at-the-market" offering (the "ATM Offering") (as described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and, prior to the Merger, $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred a net loss of $135.1 million and net income of $8.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had $31.1 million and $80.2 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $357.0 million and $221.9 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $13.0 million for parts and assemblies are due upon receipt and will primarily be delivered in the first half of 2024. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases. See Note 8, Leases, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.
During the year ended December 31, 2023, we experienced less revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2023. Further, due to the continuing impact of customer order delays and based our bookings to date, we expect additional contraction of revenue growth in the first quarter of 2024 and likely thereafter. Additionally, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this Annual Report. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Annual Report. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.
We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Secured Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Secured Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022, and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations. For more information, see Note 16, "At-the-Market Offering", in the notes to the audited consolidated financial statements included elsewhere in this Annual Report. Without such additional funding, we will not be able to continue operations.
Additionally, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being, may make taking such actions on commercially reasonable terms especially difficult.
More generally, our ability to meet our cash requirements depends on, among other things, our operating performance, competitive and industry developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, and other factors, many of which we may not be able to control or influence. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.
As described above, we are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.
Debt Facilities
As of December 31, 2023, our debt arrangements comprised the Secured Notes, of which we had approximately $36.7 million aggregate principal amount outstanding as of December 31, 2023.

On November 27, 2023, we entered into a securities exchange agreement (the “Exchange Agreement”) with the holders of our then outstanding Secured Convertible Notes. On November 28, 2023, pursuant to the Exchange Agreement, (i) we made a cash payment to the holders of $15.0 million to repay $12.5 million of aggregate principal amount of the Secured Convertible Notes, together with accrued and unpaid interest, (ii) the remaining Secured Convertible Notes were exchanged for (A) $57.5 million aggregate principal amount of the Secured Notes and (B) 10,000,000 shares of common stock, and (iii) we made a cash payment to the holders of accrued and unpaid interest on the remaining Secured Convertible Notes that were exchanged.
On August 10, 2023, we entered into a securities purchase agreement (as amended, the “Securities Purchase Agreement”) with certain affiliated institutional investors pursuant to which we agreed to issue and sell, in a registered public offering by us directly to investors, up to $105 million aggregate principal amount of our Secured Convertible Notes. On August 14, 2023, we issued $70 million aggregate principal amount of the Secured Convertible Notes to the investors for approximately $66 million in net proceeds, and used approximately $22 million of the net proceeds to repay in full indebtedness outstanding under the Loan Agreement with Silicon Valley Bank. In connection with the repayment of the debt, the Loan Agreement was terminated and is no longer available to us.
We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.
For more information, see Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

Cash Flow Summary
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change
	(In thousands)
Net cash used in operating activities	$(105,636)	$(123,962)	$18,326
Net cash provided by (used in) investing activities	38,891	(53,022)	91,913
Net cash provided by financing activities	59,261	1,342	57,919
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $105.6 million, consisting primarily of a net loss of $135.1 million, cash used from net operating assets of $1.2 million, and non cash charges of $28.3 million. The cash used from operating assets was primarily comprised of contract liabilities of $10.1 million, accrued expenses and other current liabilities of $9.0 million, and contract assets of $7.2 million, partially offset by a decrease in inventories of $13.7 million for Sapphire and Sapphire XC system production, other assets of $10.2 million, prepaid expenses and other current assets of $2.8 million related to insurance and vendor prepayments, and accounts payable of $2.2 million. The noncash charges primarily consisted of stock-based compensation of $24.9 million, the change in loss on debt extinguishment of $19.5 million, depreciation and amortization of $9.3 million, cost of issuance of common stock warrants of $1.4 million, and realized loss on available for sale securities, partially offset by the change in fair value related to the contingent earnout liabilities of $16.0 million, the change in fair value of debt derivatives of $8.5 million, and fair value related to the warrants of $2.3 million.
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
We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and cash savings initiatives as part our Strategic Realignment.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2023 was $38.9 million, consisting of $35.1 million of proceeds from maturity of available for sale investments and $10.7 million in sales of available for sale securities, offset by property and equipment purchases of $1.0 million, purchases of available-for-sale investments of $3.7 million consisting primarily of high quality investment-grade securities, and production of equipment for lease to customers of $2.2 million.
Net cash used in investing activities during the year ended December 31, 2022 was $53.0 million, consisting of property and equipment purchases of $13.8 million, production of equipment for the equipment on lease to customers of $5.6 million and purchases of available-for-sale investments of $87.7 million consisting primarily of high quality investment-grade securities, offset by $54.1 million of proceeds from maturity of available for sale investments.
We expect our capital expenditures to decrease in 2024 compared to 2023 as we intend to limit the number of 3D Printer systems as equipment for lease to customers and because we completed the construction of our manufacturing facility in 2022.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2023 was $59.3 million, consisting of proceeds of $65.7 million from the issuance of the Secured Convertible Notes, net of issuance costs, proceeds of $57.1 million from the Secured Notes, net of issuance costs, proceeds of $22.8 million from the issuance of common stock, net of issuance costs, pursuant to the ATM Offering, proceeds from the Registered Direct Offering, net of issuance costs of $16.3 million, proceeds of $14.0 million drawn from the prior revolver facility under the Loan Agreement, proceeds of $1.6 million drawn from the prior secured equipment loan facility under the Loan Agreement and proceeds of $0.6 million from the issuance of common stock upon exercise of stock options, partially offset by $69.9 million in repayment of the Secured Convertible Notes, $25.0 million in repayment of the Secured Notes, $17.0 million in repayment of the revolver facility, and $7.0 million in repayment of equipment loans.
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
We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Secured Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	Total
	(In thousands)
Operating leases	$2,806	$7,162	$11,269	$21,237
Debt principal, interest and fees	31,500	12,500	—	44,000
Purchase commitments	13,000	—	—	13,000
Total contractual cash obligations	$47,306	$19,662	$11,269	$78,237
Purchase commitments (purchase orders) of $13.0 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will be delivered throughout 2024.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements included in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2021.
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
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 3% of revenue during the year ended December 31, 2023 and 6% of our revenue during year ended December 31, 2022.
The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2023 and 2022 was not material.
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
Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2023 or December 31, 2022.
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
Other Revenue
Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2023 and 2022.
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
Following the Merger, 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2023, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.
On December 29, 2023, the Company issued warrants to purchase 36,000,000 shares of the Company's stock at an exercise price of $0.57 per warrant share (the "RDO Warrants"). Additionally, the Company issued warrants to purchase 1,800,000 shares of the Company's stock at an exercise price of $0.62 per warrant share (the "Placement Agent Warrants" and together with the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, and the RDO Warrants the “Common Stock Warrants”). The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028.
The Company evaluated the Common Stock Warrants, and concluded that they all do not meet the criteria to be classified within stockholders’ equity. The warrant agreement governing the Public Warrants and Private Placement Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the common stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the Public Warrants and the Private Placement Warrants would be entitled to receive cash for all of their Public Warrants and Private Placement Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Public Warrant and Private Placement Warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash. These provisions preclude us from classifying the Public Warrants and Private Placement Warrants in stockholders’ equity. The 2022 Private Warrant, the RDO Warrants, and Placement Agent Warrants also contain similar provisions on the treatment in the event of a qualifying cash tender offer that preclude us from classifying the 2022 Private Warrants, the RDO Warrants, and the Placement Agent Warrants in stockholders' equity.
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
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the "Earnout Shares"). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 10, Equity Instruments) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The long-term debt (including convertible notes) with variable interest at market rates is carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 9, Long-Term Debt for further information.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Velo3D, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velo3D, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 3, 2024

We have served as the Company’s auditor since 2020.

Velo3D, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(In thousands, except share and per share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,494	$31,983
Short-term investments	6,621	48,214
Accounts receivable, net	9,583	9,185
Inventories	60,816	71,202
Contract assets	12,627	5,403
Prepaid expenses and other current assets	4,000	5,533
Total current assets	118,141	171,520
Property and equipment, net	16,326	19,812
Equipment on lease, net	6,667	9,070
Other assets	12,665	22,661
Total assets	$153,799	$223,063
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,854	$12,207
Accrued expenses and other current liabilities	6,491	15,877
Debt – current portion	21,191	2,775
Contract liabilities	5,135	15,194
Total current liabilities	48,671	46,053
Long-term debt – less current portion	11,941	5,422
Contingent earnout liabilities (Note 10)	1,456	17,414
Warrant liabilities (Note 10)	11,835	2,745
Other noncurrent liabilities	11,556	12,634
Total liabilities	85,459	84,268
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 shares authorized at December 31, 2023 and 2022, respectively, 258,418,695 and 187,561,368 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	425,471	361,528
Accumulated other comprehensive loss	(96)	(837)
Accumulated deficit	(357,037)	(221,898)
Total stockholders’ equity	68,340	138,795
Total liabilities and stockholders’ equity	$153,799	$223,063

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023 and 2022
(In thousands, except per share data)

	2023	2022
Revenue
3D Printer	$68,938	$69,295
Recurring payment	1,676	4,161
Support services	6,829	5,250
Total Revenue	77,443	78,706
Cost of revenue
3D Printer	94,448	68,253
Recurring payment	1,291	2,612
Support services	7,971	6,998
Total cost of revenue	103,710	77,863
Gross profit	(26,267)	843
Operating expenses
Research and development	42,031	46,266
Selling and marketing	23,229	23,907
General and administrative	41,727	36,982
Total operating expenses	106,987	107,155
Loss from operations	(133,254)	(106,312)
Interest expense	(9,722)	(372)
Gain on fair value of warrants	2,338	19,129
Gain on fair value of contingent earnout liabilities	15,958	94,073
Gain on fair value of debt derivatives	8,485	—
Loss on debt extinguishment	(19,450)	—
Other income, net	506	1,451
Gain (loss) before provision for income taxes	(135,139)	7,969
Provision for income taxes	—	—
Net income (loss)	(135,139)	7,969

Net income (loss) per share:
Basic	$(0.68)	$0.04
Diluted	$(0.68)	$0.04

Shares used in computing net income (loss) per share:
Basic	197,358,751	185,079,101
Diluted	197,358,751	202,174,903

Net income (loss)	$(135,139)	$7,969
Net unrealized holding gain (loss) on available-for-sale investments	741	(823)
Total comprehensive income (loss)	$(134,398)	$7,146

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023 and 2022
(In thousands)

	2023	2022
Cash flows from operating activities
Net income (loss)	$(135,139)	$7,969
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	9,310	5,290
Stock-based compensation	24,931	20,148
Gain on fair value of warrants	(2,338)	(19,129)
Gain on fair value of contingent earnout liabilities	(15,958)	(94,073)
Gain on fair value of debt derivatives	(8,485)	—
Loss on debt extinguishment	19,450	—
Cost of issuance of common stock warrants	1,357	—
Realized loss on available for sale securities	14	—
Changes in assets and liabilities
Accounts receivable	(398)	3,593
Inventories	13,728	(47,017)
Contract assets	(7,224)	(5,129)
Prepaid expenses and other current assets	2,795	6,142
Other assets	10,153	(592)
Accounts payable	2,211	2,341
Accrued expenses and other liabilities	(9,038)	6,362
Contract liabilities	(10,059)	(7,058)
Other noncurrent liabilities	(946)	(2,809)
Net cash used in operating activities	(105,636)	(123,962)
Cash flows from investing activities
Purchase of property and equipment	(1,046)	(13,822)
Production of equipment for lease to customers	(2,164)	(5,595)
Purchases of available-for-sale investments	(3,655)	(87,655)
Sales of available for sale securities	10,664	—
Proceeds from maturity of available for sale investments	35,092	54,050
Net cash provided by (used in) investing activities	38,891	(53,022)
Cash flows from financing activities
Proceeds from loan refinance, net of issuance costs	—	6,664
Repayment of loans in connection with loan refinance	—	(8,089)
Proceeds from ATM offering, net of issuance costs	22,805	—
Proceeds from revolving credit line	14,000	—
Repayment of revolving credit line	(17,000)	—
Proceeds from equipment loans	1,600	2,400
Repayment of equipment loans	(6,956)	(889)
Proceeds from secured convertible notes, net of issuance costs	65,736	—
Repayment of secured convertible notes	(69,886)	—
Proceeds from secured notes, net of issuance costs	57,114	—
Repayment of secured notes	(25,000)	—
Proceeds from capital raise, net of issuance costs	16,287	—
Issuance of common stock upon exercise of stock options	561	1,256
Net cash provided by financing activities	59,261	1,342
Effect of exchange rate on cash and cash equivalents	(5)	23

Net change in cash and cash equivalents	(7,489)	(175,619)
Cash and cash equivalents and restricted cash at beginning of period	32,783	208,402
Cash and cash equivalents and restricted cash at end of period	$25,294	$32,783
Supplemental disclosure of cash flow information
Cash paid for interest	9,722	372
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment	92	—
Equipment for lease to customers returned to inventory	3,375	2,619
Issuance of common stock warrants in connection with capital raise	11,428	—
Issuance of common stock warrants in connection with financing	—	170
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$24,494	$31,983
Restricted cash (Other assets)	800	800
Total cash and cash equivalents, and restricted cash	$25,294	$32,783
The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2023 and 2022
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	183,232,494	$2	$340,294	$(14)	$(229,867)	$110,415
Issuance of common stock upon exercise of stock options	2,980,626	—	1,256	—	—	1,256
Stock-based compensation	1,348,248	—	20,148	—	—	20,148
Issuance of common stock warrants in connection with financing	—	—	(170)	—	—	(170)
Net income	—	—	—		7,969	7,969
Other comprehensive loss	—	—	—	(823)	—	(823)
Balance as of December 31, 2022	187,561,368	$2	$361,528	$(837)	$(221,898)	$138,795
Issuance of common stock upon exercise of stock options	2,190,061	—	561	—	—	561
Stock-based compensation	5,493,207	—	24,931	—	—	24,931
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	17,174,059	—	22,805	—	—	22,805
Issuance of common stock and warrants in connection with capital raise, net of issuance costs	36,000,000	—	6,216	—	—	6,216
Issuance of common stock in connection with debt extinguishment	10,000,000	—	9,430	—	—	9,430
Net loss	—	—		—	(135,139)	(135,139)
Other comprehensive loss	—	—	—	741	—	741
Balance as of December 31, 2023	258,418,695	$2	$425,471	$(96)	$(357,037)	$68,340
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
Velo3D’s subsidiaries are Velo3D US, Inc., (formerly known as Velo3D, Inc. (“Legacy Velo3D”), founded in June 2014 as a Delaware corporation headquartered in Campbell, California), Velo3D, B.V., (a sales and marketing office located in the Netherlands) and Velo3D, GmbH, (a sales and marketing office located in Germany). The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.
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
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger; and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.
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
Revision of Previously Issued Consolidated Financial Statements
During the fourth quarter of 2023, the Company identified a formula error and an incorrect hourly rate used in its calculation of variable consideration and the calculation of sales type leases related to revenue for the year ended December 31, 2022. The Company determined that $2.1 million of revenue was incorrectly recognized in the consolidated statement of operations for the year ended December 31, 2022 and as a contract asset balance and net investment in sales type lease within other assets on the consolidated balance sheet as of December 31, 2022. The Company concluded that the errors were not material, either individually or in the aggregate, to its previously issued consolidated financial statements. To correct the immaterial errors, the Company has revised its previously issued consolidated financial statements as of and for the year ended December 31, 2022.
Additionally, the Company will revise its previously issued 2023 interim condensed consolidated financial statements in connection with the future filings of its 2024 interim reporting on Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024, and September 30, 2024. Refer to Note 17 for further discussion on the unaudited quarterly financial information.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The following table reflects the revisions to the previously issued Consolidated Balance Sheet as of December 31, 2022:

	As of December 31, 2022
	As Previously Reported	Adjustment	As Revised
Contract assets	$6,805	$(1,402)	$5,403
Total current assets	172,922	(1,402)	171,520
Other assets	23,310	(649)	22,661
Total assets	225,114	(2,051)	223,063
Accumulated deficit	(219,847)	(2,051)	(221,898)
Total stockholders’ equity	140,846	(2,051)	138,795
Total liabilities and stockholders’ equity	$225,114	$(2,051)	$223,063
The following table reflects the revisions to the previously issued Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2022:

	Fiscal Year
	2022
	As Previously Reported	Adjustment	As Revised
3D Printer	$71,346	$(2,051)	$69,295
Total Revenue	80,757	(2,051)	78,706
Gross profit	2,894	(2,051)	843
Loss from operations	(104,261)	(2,051)	(106,312)
Loss before provision for income taxes	10,020	(2,051)	7,969
Net income (loss)	10,020	(2,051)	7,969
Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.05	$(0.01)	$0.04
Net income (loss)	$10,020	$(2,051)	$7,969
Total comprehensive income (loss)	$9,197	$(2,051)	$7,146
The following table reflects the revisions to the previously issued Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022:

	Fiscal Year
	2022
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$10,020	$(2,051)	$7,969
Contract assets	(6,531)	1,402	(5,129)
Other assets	(1,241)	649	(592)

Velo3D, Inc.
Notes to Consolidated Financial Statements
Notice of Delisting
On December 26, 2023, the Company received informal notice from the New York Stock Exchange (“NYSE”) that NYSE would be sending the Company a written notice (the “Notice”) that the Company is below compliance criteria pursuant to the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual as the average closing price of the Common Stock is less than $1.00 per share over a consecutive 30 trading-day period.
On December 28, 2023, the Company received the Notice from the NYSE. In accordance with applicable NYSE procedures, the Company plans to notify the NYSE of its intent to cure the deficiency. Pursuant to Section 802.01C of the NYSE Listed Company Manual, the Company will have until June 28, 2024 to regain compliance with the Minimum Share Price Requirement.
The Notice has no immediate impact on the listing of the Common Stock, which will continue to be listed and traded on the NYSE during the applicable cure period, subject to the Company’s compliance with the other continued listing requirements of the NYSE and will not affect the ongoing business operations of the Company or its reporting requirements with the Securities and Exchange Commission. However, failure to satisfy the conditions of the cure period or to maintain other NYSE listing requirements could lead to a delisting.
Going Concern, Financial Condition and Liquidity and Capital Resources
The consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2023, the Company had an accumulated deficit of $357.0 million and cash and investments on hand of approximately $31.1 million.
Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the consolidated financial statements.
As of March 31, 2024, the Company had approximately $11.2 million in accounts receivable and $14.3 million in cash and investments. On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Notes (as defined below) held with the Investors (as defined below). Pursuant to the Second Note Amendment, the Company agreed to make a cash payment of $5.5 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Notes, together with accrued and unpaid interest. See Note 18 for further information.
Further, the Company expects that it will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of the consolidated financial statements.
In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. Potential strategic alternatives actively being explored or evaluated currently include a potential merger, business combination or sale. There can be no assurance that the Company’s strategic review process will result in any transaction or other strategic outcome on acceptable terms, or at all, to provide the necessary funding to continue its operations and satisfy its obligations and if not, the Company may be required to file for bankruptcy. The Company's strategic review remains ongoing, with the Board of Directors in discussions with multiple parties.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The Company’s operational priorities include reliability improvements and system uptime for the products previously sold to its key customers. If the Company is unable to maintain system reliability and uptime consistent with the expectations of key customers the Company will not be able to collect outstanding receivables, which a significant portion are currently past due with customers, or variable consideration contingent on the future usage of 3D Printer systems and it will not be able to collect on contractual amounts owed which are contingent upon successful completion of site acceptance tests.
Note 2. Summary of Significant Accounting Policies
The principal accounting policies applied in the preparation of the consolidated financial statements are set forth below. These policies have been consistently applied to all the periods presented, unless otherwise stated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, standalone selling price for performance obligations in contracts with customers, variable consideration for sale and utilization fee contracts with customers, the valuation of common stock warrants, the fair value of stock-based compensation and other assumptions used to measure stock-based compensation, the fair value of contingent earnout liabilities, inventory reserves, allowance for doubtful accounts, and the valuation of deferred income tax assets and uncertain tax positions.
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
See Note 15, Revenue, for customer concentration of revenue and accounts receivable.
The Company relies on several key suppliers for products and services. While alternative providers have and could be identified, the Company is subject to supply and pricing risks.
Impact of COVID-19
During 2021 and 2022, the Company experienced various supply chain constraints due to the pandemic, which led to delays in installation of its products at customers' facilities, and postponed customer acceptance of the transactions. Furthermore, the impact of COVID-19 on the Company’s operating results added uncertainty in timing

Velo3D, Inc.
Notes to Consolidated Financial Statements
of customer orders creating longer lead times for sales and marketing. The Company continues to operate its business through the lingering effects of the COVID-19 pandemic, however, as of 2023 all operations have returned to normal. The Company continues to take additional precautions to ensure the safety of its employees, customers, and vendors with which it operates.
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The debt with variable interest at market rates and debt with fixed rates are carried at amortized cost, which approximates its fair value and was classified as Level 2. See Note 9, Long-Term Debt for further information.
Cash and Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less, when purchased, are classified as cash equivalents. Cash equivalents may be invested in money market funds and are carried at cost, which approximates their fair value.
In June 2021, in conjunction with the new 80,000+ square foot manufacturing facility, the Company issued a one-year letter of credit for $0.8 million to the landlord to secure the agreement, which automatically renews for another annual period. The Company has restricted cash to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 3% of revenue during the year ended December 31, 2023 and 6% of our revenue during year ended December 31, 2022.
The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2023 and 2022 was not material.
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
Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2023 or December 31, 2022.

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
Other Revenue
Revenue is recognized for maintenance parts, printed parts, and powder sold to customers independent of the 3D Printer sales or Support Services contract and is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from maintenance parts, printed parts, and powder was $5.9 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.
Contracts Assets and Contract Liabilities
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to the Company’s customers. A contract asset is recognized when products or services are transferred to a customer and the right to consideration is conditional on something other than the passage of time. Contract liabilities include amounts billed or collected which is related to remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods
Cost of Revenue
Cost of 3D Printers includes the manufacturing cost of the components and subassemblies purchased from vendors for the assembly, as well as raw materials, powder, and assemblies, shipping costs, printed parts costs, and other directly associated costs. Cost of 3D Printers also includes allocated overhead costs from headcount related costs, such as salaries and stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.
Cost of Recurring Payment includes depreciation of the equipment on lease over the useful life of three to five years less the residual value, and an allocated portion of Cost of Support Services.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using the weighted-average cost method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand.
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

	Estimated useful life
Equipment on lease	3	-	5 years
Computers and software	1	-	3 years
Lab equipment and other equipment	3	-	7 years
Furniture and fixtures	3	-	5 years
Leasehold improvements	Shorter of the remaining lease term or useful life of 10 years
Expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Expenditures for non-major repairs and maintenance are charged to expense as incurred.
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of December 31, 2023 and 2022, capitalized costs were not material.
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
Impairment of Long-Lived Assets

Velo3D, Inc.
Notes to Consolidated Financial Statements
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
Common Stock Warrants
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
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Velo3D equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Business Combination Agreement) (the “Earnout Shares”). The Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability at the Reverse Recapitalization Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of gain on fair value of contingent earnout liabilities in the consolidated statements of operations and comprehensive loss. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 10, Equity Instruments) prioritizing the most reliable information available. The assumptions

Velo3D, Inc.
Notes to Consolidated Financial Statements
utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk free rate, expected term and dividend rate. The contingent earnout liability is categorized as a Level 3 fair value measurement (see “Fair Value Measurements” as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout liabilities involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
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
We estimate the fair value of restricted share unit awards using the value of Common Stock on the date of grant.
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
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our risk-free interest rates, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company's stock-based compensation.
Operating Expenses
Research and development expenses consist primarily of development materials and supplies, software licenses, depreciation, and salary and related expenses, including stock- based compensation, for personnel related to the development of improvements and expanded features for the Company’s products and services, as well as quality assurance, testing, product management, and allocated overhead. Research and development costs are expensed as incurred.
Selling and marketing expenses consist primarily of travel and entertainment expenses, and salary and related expenses, including stock-based compensation, for personnel related to the sales and marketing efforts to expand the Company’s brand and market share. Also, selling and marketing expenses includes third-party consulting fees, advertising, and allocated overhead. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2023 and 2022 were $0.8 million and $0.7 million, respectively.

Velo3D, Inc.
Notes to Consolidated Financial Statements
General and administrative expenses consist primarily of salaries, occupancy costs including rent and utilities, and depreciation; information technology used in the business; professional services costs including legal, accounting, and consulting; and other.
Income Taxes
The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary, to reduce deferred tax assets where it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more-likely-than-not to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) plus all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term available-for-sale investment securities represent the components of other comprehensive income (loss) that are excluded from the reported net income (loss) and are presented in the consolidated statements of operations and comprehensive income (loss).
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”)”, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance is effective for the Company for the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company adopted the new guidance in the first quarter of fiscal year 2023. The effect on the consolidated financial statements and related disclosures was not material.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

Note 3. Basic and Diluted Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share to common stockholders:

	December 31,
	2023	2022
	(In thousands, except share per share data)
Numerator:
Net income (loss)	$(135,139)	$7,969

Denominator:
Basic weighted average shares outstanding	197,358,751	185,079,101
Effect of dilutive securities:
Common stock warrants	—	7,999
Restricted stock units	—	345,714
Common stock options	—	16,742,089
Diluted weighted average shares outstanding	197,358,751	202,174,903

Net income (loss) per share
Basic	$(0.68)	$0.04
Diluted	$(0.68)	$0.04

Velo3D, Inc.
Notes to Consolidated Financial Statements
The following potentially dilutive shares of common stock equivalents on an "as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2023	2022
	(per share data)
Common stock warrants	50,945,000	13,075,000
Restricted stock units	20,066,204	3,819,727
Common stock options	13,152,359	725,711
Total potentially dilutive common share equivalents	84,163,563	17,620,438

Total potentially dilutive common share equivalents for the years ended December 31, 2023 and 2022, excludes 21,265,936 and 21,758,149, respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,422	$—	$—	$3,422
Corporate bonds (ii)	—	6,621	—	6,621
Total financial assets	$3,422	$6,621	$—	$10,043
Liabilities
Common stock warrant liabilities (Public) (iii)	$258	$—	$—	$258
Common stock warrant liabilities (Private Placement) (iii)	—	—	127	127
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	23	23
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	10,891	10,891
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	536	536
Contingent earnout liabilities	—	—	1,456	1,456
Total financial liabilities	$258	$—	$13,033	$13,291

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$31,728	$—	$—	$31,728
U.S. Treasury securities (ii)	24,701	—	—	24,701
Corporate bonds (ii)	—	23,513	—	23,513
Total financial assets	$56,429	$23,513	$—	$79,942
Liabilities
Common stock warrant liabilities (Public) (iii)	$1,748	$—	$—	$1,748
Common stock warrant liabilities (Private Placement) (iii)	—	—	888	888
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	109	109
Contingent earnout liabilities	—	—	17,414	17,414
Total financial liabilities	$1,748	$—	$18,411	$20,159
(i)     Included in cash and cash equivalents on the consolidated balance sheets.
(ii)     Included in short-term investments on the consolidated balance sheets.
(iii)    Included in warrant liabilities on the consolidated balance sheets.
For more information regarding the Public Warrants, Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, and the Contingent earnout liabilities, see Note 10, Equity Instruments.

Velo3D, Inc.
Notes to Consolidated Financial Statements
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2023 and 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	Debt derivatives	RDO Warrants	Placement Agent Warrants
	(In Thousands)
Fair value as of January 1, 2023	$888	$109	$17,414	$—	$—	$—
Issuance of instruments	—	—	—	13,890	10,891	536
Change in fair value	(761)	(86)	(15,958)	(8,485)	—	—
Extinguishment of debt derivatives in connection with debt extinguishment	—	—	—	(5,405)	—	—
Fair value as of December 31, 2023	$127	$23	$1,456	$—	$10,891	$536

Fair value as of January 1, 2022	$7,387	$—	$111,487	$—	$—	$—
Issuance of warrants	—	170	—	—	—	—
Change in fair value	(6,499)	(61)	(94,073)	—	—	—
Fair value as of December 31, 2022	$888	$109	$17,414	$—	$—	$—
The fair value of the private placement warrant liability, the 2022 Private Warrant, Contingent earnout liability, Debt derivative, RDO Warrants, and Placement Agent Warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Private Placement Warrant liability, Contingent earnout liability, and Debt derivatives, the Company used the Monte Carlo simulation model using a distribution of potential outcomes on a weekly basis over the applicable periods that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).
In determining the fair value of the 2022 Private Warrant, RDO Warrants, and Placement Agent Warrants, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments).

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 5. Investments
Available-for-sale Investments
The following table summarizes the Company's available-for-sale ("AFS") investments. These are classified as "Short-term investments" on the consolidated balance sheets.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	6,717	—	(96)	6,621
Total available-for-sale investments	$6,717	$—	$(96)	$6,621

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
U.S. Treasury securities	$25,124	$—	$(423)	$24,701
Corporate bonds	23,927	—	(414)	23,513
Total available-for-sale investments	$49,051	$—	$(837)	$48,214
The following table presents the breakdown of the AFS investments in an unrealized loss position as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
U.S. Treasury securities
Less than 12 months	$—	$—	$16,702	$(365)
12 months or longer	$—	$—	$7,999	$(58)
Total	$—	$—	$24,701	$(423)

Corporate bonds
Less than 12 months	$—	$—	$18,951	$(387)
12 months or longer	$6,621	$(96)	$1,478	$(27)
Total	$6,621	$(96)	$20,429	$(414)
The Company does not believe these AFS investments to be other-than-temporarily impaired as of December 31, 2023 and December 31, 2022.
There were no material realized gains or losses on AFS investments for the years ended December 31, 2023 and December 31, 2022.

Velo3D, Inc.
Notes to Consolidated Financial Statements
All remaining contractual maturities of AFS investments held at December 31, 2023 are as follows:

	Less than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Corporate bonds	$6,621	$(96)	$—	$—
Total	$6,621	$(96)	$—	$—
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Trade Receivables	$10,203	$9,639
Less: Allowances for Doubtful Accounts	(620)	(454)
Total	$9,583	$9,185
Inventories
Inventories consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Raw materials	$48,488	$58,585
Work-in-progress	9,922	12,617
Finished goods	2,406	—
Total	$60,816	$71,202
The Company recorded $27.1 million in inventory reserves related to the valuation of inventory for the year ended December 31, 2023
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Prepaid insurance and other	$2,738	$3,316
Vendor prepayments	1,262	2,217
Total	$4,000	$5,533

Velo3D, Inc.
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Computers and software	$2,549	$2,222
Lab equipment and other equipment	8,075	7,379
Furniture and fixtures	206	181
Leasehold improvements	14,406	16,273
Total property, plant and equipment	25,236	26,055
Less accumulated depreciation and amortization	(8,910)	(6,243)
Property, plant and equipment, net	$16,326	$19,812
Depreciation expense for the years ended December 31, 2023 and 2022 was $5.2 million and $3.6 million, respectively.
The manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. There were no significant asset retirement obligations. The Company accelerated depreciation of $0.4 million in leasehold improvements, which are included in depreciation expense, related to the Company's exit from its two facilities at Campbell (Division) on December 31, 2023, which are no longer in use. The Company disposed of $2.1 million in fully-depreciated leasehold improvements during the year ended December 31, 2023.
Other Assets
Other assets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Right of use assets	$10,672	$13,545
Net investment in sales-type lease	—	$5,905
Non-current prepaid expenses and other assets	1,993	$3,211
Total Other assets	$12,665	$22,661
The Company negotiated the early buy-out of all outstanding sales-type leases. The excess of the carrying value of the net investment in sales-type lease, associated contract assets and the consideration received of $5.0 million resulted in a reduction in revenue of $2.2 million for the year ended December 31, 2023.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses & Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued expenses	$1,948	$8,602
Accrued salaries and benefits	2,277	4,830
Lease liability – current portion	2,266	2,445
Total accrued expenses and other current liabilities	$6,491	$15,877
Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Lease liabilities - noncurrent portion	$10,176	$12,206
Other noncurrent liabilities	1,380	428
Total other noncurrent liabilities	$11,556	$12,634
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $7.4 million and accumulated depreciation of $0.8 million as of December 31, 2023. The total depreciation expense was $1.0 million and included in cost of revenue for the year ended December 31, 2023.
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
For the year ended December 31, 2023, two new leases were entered into and eight equipment on leases with an aggregate carrying value of $6.7 million were reclassified from equipment on lease, net to finished goods inventory to be resold as the purchase options were not exercised.
As noted above, we are unsure of when the customer will return or renew leased equipment. Additionally, lessees do not provide residual value guarantees on equipment on lease. The future lease payments expected in 2024 are $1.2 million.
Lease payments consisted of the following:

Velo3D, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
	(In thousands)
Equipment on lease payments	1,676	3,483
Equipment on lease variable payments	—	678
Total lease payments	$1,676	$4,161
The Company entered into debt secured by certain leased equipment to customers. See Note 9, Long-term Debt, for a description of these financing arrangements.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Note 8. Leases
The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire in 2024 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.
As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company exited from its two facilities at Campbell (Division) on December 31, 2023, which are no longer in use, however the lease agreement was not terminated.
Total ROU assets and lease liabilities are as follows:

	December 31,
	2023	2022
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$10,672	$13,545
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$2,153	$2,411
Noncurrent (Other noncurrent liabilities)	9,973	12,201
	12,126	14,612
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$113	$35
Noncurrent (Other noncurrent liabilities)	203	5
	$316	$40
Total lease liabilities	$12,442	$14,652
There were no impairments recorded related to these assets as of December 31, 2023 and 2022.
Information about lease-related balances were as follows:

	December 31,
	2023	2022
	(In thousands, except years and percentages)
Operating lease expense	$3,002	$2,956
Financing lease expense	80	36
Short-term lease expense	314	351
Total lease expense	$3,396	$3,343
Cash paid for leases	$2,827	$2,360
Weighted – average remaining lease term – operating leases (years)	7.8	4.1
Weighted – average discount rate – operating leases	8.8%	8.7%

Velo3D, Inc.
Notes to Consolidated Financial Statements
Maturity of operating lease liabilities as of December 31, 2023 are as follows:

(In thousands)
2024	$2,806
2025	2,360
2026	2,402
2027	2,400
2028	2,490
Thereafter	8,779
Total operating lease payments	$21,237
Less portion representing imputed interest	(9,111)
Total operating lease liabilities	$12,126
Less current portion	2,153
Long-term portion	$9,973

Note 9. Long-Term Debt
Debt consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Revolving credit line	$—	$3,000
Equipment loan	—	5,356
Secured notes	33,516	—
Deferred financing costs	(384)	(159)
Total	$33,132	$8,197
Debt – current portion	21,191	2,775
Long-term debt – less current portion	$11,941	$5,422
Secured Convertible Notes — On August 10, 2023, the Company entered into the Securities Purchase Agreement with High Trail Investments ON LLC and an affiliated institutional investor (together, the "Investors") pursuant to which the Company agreed to issue and sell in an offering up to $105 million aggregate principal amount of senior secured convertible notes (the "Secured Convertible Notes"). On August 14, 2023, the Company issued $70 million aggregate principal amount of Secured Convertible Notes to the Investors. In addition, the Company granted the Investors the right to purchase up to an additional $35 million aggregate principal amount of the Secured Convertible Notes so long as the notice to exercise such option was provided no later than August 14, 2024. The Secured Convertible Notes bore interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2023, and would mature on August 1, 2026. The Secured Convertible Notes included covenants requiring the Company to, among others things, maintain minimum levels of quarterly revenue through the quarter ended June 30, 2026. The Company was not in compliance with the minimum revenue covenant for the quarter ended September 30, 2023.
Beginning on January 1, 2024, the Investors had the option to require the Company to repay principal on the Secured Convertible Notes quarterly pursuant to the terms of the Secured Convertible Notes at a repayment price equal to 115% of the Secured Convertible Notes principal balance repaid plus accrued interest. The repayments were calculated at a rate of 12.5% of 115% of the principal balance and would reduce the principal balance of the Secured Convertible Notes by the amount repaid divided by a rate of 1.15. The end of term maturity balance was the principal balance of the Secured Convertible Notes multiplied by 115% (the "Secured Convertible Notes Maturity Balance"). The Secured Convertible Notes were convertible based on a conversion rate of 644.7453 shares of Common Stock per $1,000 principal amount of Secured Convertible Notes (equivalent to a conversion price of approximately $1.55 per share of the Common Stock).

Velo3D, Inc.
Notes to Consolidated Financial Statements
The Company used approximately $22.4 million of the net proceeds from the offering of the Secured Convertible Notes to repay all $21.9 million of outstanding principal and $0.3 million of accrued interest under the Company’s Revolving Credit Line and Equipment Loan which resulted in a loss of $0.2 million expensed within “Loss on debt extinguishment”.
The Company incurred deferred financing costs of $4.1 million related to the Secured Convertible Notes, which were capitalized upon issuance and were being accreted over the term of the Secured Convertible Notes using the effective interest rate method with $0.6 million included in “Interest expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2023. The unamortized deferred financing costs of $3.5 million, were expensed within "Loss on debt extinguishment" upon the cancellation and exchange of the Secured Convertible Notes for the Secured Notes.
Additionally, the Company was capitalizing discounts of $24.4 million against the carrying value of the Secured Convertible Notes and amortizing the discounts over the term of the Secured Convertible Notes using the effective interest rate method. The $24.4 million discount included $13.9 million related to debt derivatives, $10.5 million related to the Secured Convertible Notes Maturity Balance, with $4.7 million amortized interest expense for the year ended December 31, 2023. The unamortized discount was $19.7 million, was expensed within "Loss on debt extinguishment" upon the extinguishment and termination of the Secured Convertible Notes.
As of December 31, 2023, the Company had no outstanding balance, no unamortized discount, or unamortized deferred loan fees due to the cancellation of the Secured Convertible Notes in connection with the issuance of the Secured Notes. During the year ended December 31, 2023, the Company had paid $1.9 million in interest and incurred a total of $7.2 million in interest expense related to the Secured Convertible Notes. The effective interest rate was 41.1% for the year ended December 31, 2023.
Secured Notes — On November 27, 2023, the Company entered into the Securities Exchange Agreement (the "Exchange Agreement") with the Investors, pursuant to which the Company made a cash payment to the Investors of $16.3 million to repay $12.5 million of aggregate principal amount of the Secured Convertible Notes, together with $1.3 million of accrued and unpaid interest. The remaining Secured Convertible Notes were exchanged for $57.5 million aggregate principal amount of new senior secured notes due 2026 (the "Secured Notes") and 10,000,000 shares of Common Stock with a fair market value of $9.4 million at issuance. The remaining Secured Convertible Notes Maturity Balance of $8.0 million was recognized as a gain within “Loss on debt extinguishment” and was partially offset by $0.2 million of financing costs paid to the Investors. The Secured Notes included covenants requiring the Company to maintain a minimum of $35 million of unrestricted cash and cash equivalents and to maintain minimum levels of available cash, calculated monthly based on a rolling three-month lookback period beginning with the three-month period ending on December 31, 2023.
On December 27, 2023, the Company entered into a note amendment to its Secured Notes with the Investors, pursuant to which the Company made a cash payment to the note holders of $25.0 million to repay approximately $20.8 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest. The amendment was determined to be a modification of the Secured Notes. The amended Secured Notes eliminated the requirement to pay a principal amount of Secured Notes on January 1, 2024, eliminated the requirement to maintain a minimum of $35.0 million of unrestricted cash and cash equivalents, and deferred the requirement to, on or before December 31, 2023, establish a new “at-the-market” offering program (or increase the Company’s existing “at-the-market” offering program) with aggregate available, accessible and unused capacity to generate gross proceeds to the Company of at least $75.0 million as of December 31, 2023 to January 31, 2024.
The Secured Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies). Additionally, as noted above, the Secured Notes require the Company maintain available cash on a quarterly basis, adjusted for certain financing activity as defined in the Secured Notes, in excess of required minimum balances as defined in the Secured Notes. Furthermore, if an event of default occurs, the holders of the Secured Notes may declare the Secured Notes due and payable for cash in an amount equal to the Event of Default Acceleration Amount as defined in the Secured Notes. If an event of default occurs and the

Velo3D, Inc.
Notes to Consolidated Financial Statements
Company fails to pay the Event of Default Acceleration Amount when due in accordance with the Secured Notes, then the holders may elect to receive such unpaid portion of the Event of Default Acceleration Amount, entirely or partially, in shares of Common Stock calculated based on dividing Event of Default Acceleration Amount by the lowest of the 10 daily volume weighted average prices of the Common Stock immediately prior to the applicable event of default stock payment date.
The Secured Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2024, and will mature on August 1, 2026. When the Company repays principal on the Secured Notes pursuant to the terms of the Secured Notes, it will be required to pay 120% of the principal amount repaid (the “Repayment Price”) plus accrued and unpaid interest.
On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), the Company will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the Investors cancel such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.
The Secured Notes include terms that provide the Investors seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contain redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features are settled in cash. As of December 31, 2023, the Company has not included the effect of an event of default or the effect of a fundamental change in control in the valuation of the Secured Notes, as the Company believes the likelihood of these occurring to be remote. The Company will continue to monitor the likelihood of these events in future reporting periods.
The Company incurred deferred financing costs of $0.4 million related to the Secured Notes, which were capitalized upon issuance and are being accreted over the term of the Secured Notes using the effective interest rate method and are included in “Interest expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023, the remaining unamortized balance of deferred financing costs was $0.4 million and were included in Debt — current portion on the balance sheets.
Additionally, the Company is accreting discounts of $11.5 million and capitalizing to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $1.2 million amortized to interest expense for the year ended December 31, 2023. As of December 31, 2023, the unamortized discount was $10.3 million, which includes the difference between the principal and the Repayment Price, and capitalized deferred financing costs. For the year ended December 31, 2023, the Company paid $0.4 million in interest and incurred a total of $1.6 million in interest expense related to the Secured Notes. The effective interest rate was 45.0% for the year ended December 31, 2023.
The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, beginning are as follows as of December 31, 2023:

(In thousands)
2024	$31,500
2025	12,500
$44,000
As of December 31, 2023 and the issuance date of the audited consolidated financial statements, the Company was in compliance with all covenants.
Revolving Credit Line — During the year ended December 31, 2022, the Company entered into modification agreements that made certain modifications to the third amended and restated loan and security agreement. The modification agreements, among other things, extended the maturity date of the revolving line of credit, and

Velo3D, Inc.
Notes to Consolidated Financial Statements
increased the amount of the revolving credit line to $30.0 million. As of December 31, 2022, the Company had $27.0 million of the revolving credit line undrawn and deferred loan fees of less than $0.2 million.
In 2023, the Company’s drew $14.0 million on the revolving credit facility with a variable interest rate of the greater of 5.50% or Prime Rate plus 0.75% and due on December 31, 2024. The outstanding principal of $17.0 million was repaid upon the issuance of the Secured Convertible Notes. As of December 31, 2023, the Company had no outstanding balance, remaining revolving credit line availability, or deferred loan fees.
The effective interest rate was 15.8% and 5.7% for the year ended December 31, 2023 and 2022, respectively. Interest expense for the year ended December 31, 2023 was $0.6 million which included an additional $0.1 million for final payments made during the extinguishment of the Revolving Credit Line.
Equipment Loan — On July 25, 2022, the Company entered into a joinder and fourth loan modification agreement that made certain modifications to its third amended and restated loan and security agreement, including establishing a secured equipment loan facility of up to $15.0 million, secured by equipment leased to customers, available through December 31, 2023 with a variable interest rate of the greater of Prime rate or 3.25% and terms of three years.
As of December 31, 2022, the Company had executed a total of $8.0 million in equipment loan advances. For the year ended December 31, 2022, $2.1 million in principal payments were made on the equipment loan advances for an outstanding balance of $5.4 million as of December 31, 2022.
For the year ended December 31, 2023, the Company executed a total of $1.6 million in equipment loan advances and made $2.0 million in principal payments. The outstanding principal of $4.9 million was repaid upon the issuance of the Secured Convertible Notes. As of December 31, 2023, the Company had no outstanding balance, remaining equipment loan availability, or deferred loan fees.
The effective interest rate of the equipment loans was 12.6% and 3.4% for the years ended December 31, 2023 and 2022, respectively. Interest expense for the year ended December 31, 2023 was $0.6 million which included an additional $0.3 million for final payments made during the extinguishment of the Equipment Loan.

Velo3D, Inc.
Notes to Consolidated Financial Statements

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
On November 28, 2023, the Company issued 10,000,000 shares of Common Stock in connection with the exchange of the Secured Convertible Notes for the Secured Notes. For more information, see Note 9, Long-Term Debt.
On December 29, 2023, the Company issued 36,000,000 shares of Common Stock and warrants to purchase 36,000,000 shares of Common Stock for gross proceeds of $18.0 million in a registered direct offering (the "Registered Direct Offering").
Common Stock Reserved for Future Issuance
Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	December 31,
	2023	2022
	(share data)
Common stock warrants	50,945,000	13,145,000
Shares available for future grant under 2021 Equity Incentive Plan	16,041,013	20,861,294
Reserved for At-the-Market offering	2,825,941	—
Reserved for employee stock purchase plan	7,371,214	5,495,601
Total shares of common stock reserved	77,183,168	39,501,895
In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. In March 2023, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company registered an additional 9,378,068 shares of common stock for issuance under the 2021 EIP and 1,875,613 shares of common stock for issuance under the 2021 ESPP.
The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of December 31, 2023 and 2022.
Common Stock Warrant liabilities

Velo3D, Inc.
Notes to Consolidated Financial Statements
Following the Merger, 8,625,000 publicly-traded warrants (the “Public Warrants”) and 4,450,000 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 per share. During the year ended December 31, 2023, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $2.56 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.
On December 29, 2023, the Company issued warrants to purchase 36,000,000 shares of Common Stock at an exercise price of $0.57 per warrant share (the "RDO Warrants") in the Registered Direct Offering. Additionally, the Company issued warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $0.62 per warrant share (the "Placement Agent Warrants" and, together with the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, and the RDO Warrants the “Common Stock Warrants”). The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028.
The Company evaluated the Common Stock Warrants, and concluded that they all do not meet the criteria to be classified within stockholders’ equity. The reason of the warrants being classified as a liability is because of "Provision (ii) in the event of a Fundamental Transaction it is not an acceptable measure for the Company’s stock price in a fixed-for-fixed option pricing model." The warrant agreement governing the Public Warrants and Private Placement Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. The Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the Public Warrants and the Private Placement Warrants would be entitled to receive cash for all of their Public Warrants and Private Placement Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Public Warrant and Private Placement Warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash. These provisions preclude us from classifying the Public Warrants and Private Placement Warrants in stockholders’ equity. The 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants also contain similar provisions on the treatment in the event of a qualifying cash tender offer that preclude us from classifying the 2022 Private Warrants, the RDO Warrants, and the Placement Agent Warrants in stockholders' equity.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Warrants for common stock of 50,945,000 and 13,145,000 were exercisable 1-to-1 as of December 31, 2023 and 2022, respectively. The Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, and the Public Warrants on common stock (as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	December 31, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2023

Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$127
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43	$23
Public Warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$258
RDO Warrants - Common Stock	12/29/2023	12/29/2028	36,000,000	$0.57	$0.30	$10,891
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	1,800,000	$0.62	$0.30	$536
			50,945,000			$11,835

	December 31, 2022
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2022

Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00	$888
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43	$109
Public Warrants - Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30	$1,748
			13,145,000			$2,745
Private Placement Warrants - Common Stock
Concurrently with JAWS Spitfire’s IPO, 4,450,000 Private Placement Warrants were issued to the Sponsor at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of December 31, 2023, the number of Private Placement Warrants issued was 4,450,000.
2022 Private Warrant - Common Stock
In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, the Company issued to Silicon Valley Bank, warrants to purchase up to 70,000 shares of the Company’s common stock at an exercise

Velo3D, Inc.
Notes to Consolidated Financial Statements
price of $2.56 per warrant share . The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

RDO Warrants - Common Stock
In conjunction with the capital raise on December 29, 2023, the Company issued to multiple institutional investors, warrants to purchase up to 36,000,000 shares of the Company’s common stock at an exercise price of $0.57 per warrant share . The RDO Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.
Placement Agent Warrants - Common Stock
In conjunction with the capital raise on December 29, 2023, the Company issued to the placement agent, warrants to purchase up to 1,800,000 shares of the Company’s common stock at an exercise price of $0.62 per warrant share . The Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.
Public Warrants - Common Stock

In conjunction with the JAWS Spitfire IPO, 34,500,000 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant . Each Public Warrant is exercisable to purchase shares of common stock at $11.50 per share. As of December 31, 2023, the number of Public Warrants issued was 8,625,000.
The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.
Common Stock Warrant Liabilities
The liability for warrants on common stock carried at fair value was as follows:

	December 31,
	2023	2022
	(In thousands)
Beginning Balance	$2,745	$21,705
Issuance of common stock warrant in connection with financing	11,428	170
Loss on fair value of warrants	(2,338)	(19,130)
Ending Balance	$11,835	$2,745
The liabilities associated with the Private Placement Warrants, 2022 Private Warrant, RDO Warrants, and Placement Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using the latest trading price of the warrants for the years ended December 31, 2023 and 2022.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Private Placement Warrant - Fair Value Assumption
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of December 31, 2023	As of December 31, 2022
Current stock price	$0.40	$1.79
Expected volatility	105.0%	68.0%
Risk-free interest rate	4.1%	4.1%
Dividend yield	—%	—%
Expected term (in years)	2.75	3.75
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
2022 Private Warrant, RDO Warrants, Placement Agent Warrants - Fair Value Assumptions
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants liabilities were as follows:

	As of December 31, 2023	As of December 31, 2022
Current stock price	$0.40	$1.79
Expected volatility	108.3%	86.9%
Risk-free interest rate	3.8% - 3.9%	3.9%
Dividend rate	—%	—%
Expected Term (years)	5 - 10.57	11.57
Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock as of December 31, 2023. As of December 31, 2022, the expected volatility was determined iteratively, such that a blended weighting of a 50% implied public warrant volatility and 50% Company common stock trading volatility weighting was used.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the common stock warrants.

Velo3D, Inc.
Notes to Consolidated Financial Statements
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
The rollforward for the contingent earnout liabilities was as follows:

	December 31,
	2023	2022
	(In thousands)
Beginning Balance	$17,414	$111,487
Change in fair value of contingent earnout liabilities	(15,958)	(94,073)
Ending Balance	$1,456	$17,414
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of December 31, 2023	As of December 31, 2022
Current stock price	$0.40	$1.79
Expected volatility	105.0%	89.9%
Risk-free interest rate	4.1%	4.1%
Dividend yield	—%	—%
Expected Term (years)	2.75	3.75

Velo3D, Inc.
Notes to Consolidated Financial Statements
Expected volatility: As of December 31, 2023, the expected volatility was derived from the implied volatility of the Company’s publicly traded common stock. As of December 31, 2022, the expected volatility was determined iteratively, such that a blended weighting of a 50% implied public warrant volatility and 50% Company common stock trading volatility weighting was used.
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
As of December 31, 2023, the Company has an allocated reserve of 49,224,879 shares of its common stock for issuance under the 2021 EIP.
In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 3,663,277 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 1,832,324 shares of common stock for issuance under the 2021 ESPP.
As of December 31, 2023, the Company has an allocated reserve of 7,371,214 shares of its common stock for issuance under the 2021 ESPP. As of December 31, 2023, the Company had not begun any offering periods for the 2021 ESPP.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Stock options
Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2021	21,191	$0.58	8.2
Granted	—	$—
Exercised	(2,981)	$0.41
Forfeited or expired	(1,250)	$1.60
Outstanding as of December 31, 2022	16,960	$0.54	7.3
Options vested and expected to vest as of December 31, 2022	16,960	$0.54
Vested and exercisable as of December 31, 2022	11,000	$0.65

Outstanding as of December 31, 2022	16,960	$0.54	7.3
Granted	—	$—
Exercised	(2,204)	$0.26
Forfeited or expired	(1,604)	$0.29
Outstanding as of December 31, 2023	13,152	$0.61	6.2
Options vested and expected to vest as of December 31, 2023	13,152	$0.61
Vested and exercisable as of December 31, 2023	12,267	$0.62
The aggregate intrinsic value of options outstanding was $2.3 million and $24.4 million, respectively, as of December 31, 2023 and 2022. Intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $4.6 million and $10.9 million, respectively. The total grant date fair value of options vested was $0.7 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, total unrecognized compensation cost related to options was $0.2 million related to 0.9 million unvested options and is expected to be recognized over a weighted-average period of 1.0 year.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.
The following table summarizes outstanding and expected to vest RSUs as of December 31, 2023 and 2022 and their activity during the year ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per Share Data)	(In thousands)
Balance as of December 31, 2021	4,041	$7.26	$29,476
Granted	7,996	3.57	28,338
Released	(1,348)	6.26	4,472
Cancelled	(971)	6.07	3,521
Balance as of December 31, 2022	9,718	$4.48	$17,396
Expected to vest as of December 31, 2022	9,718	$4.48	$17,396

Balance as of December 31, 2022	9,718	$4.48	$17,396
Granted	21,324	1.54	32,819
Released	(5,527)	3.22	9,154
Cancelled	(5,449)	3.56	7,734
Balance as of December 31, 2023	20,066	$1.94	$7,978
Expected to vest as of December 31, 2023	20,066	$1.94	$7,978
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of December 31, 2023, there was $35.8 million of unrecognized compensation cost related to 20.1 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years. As of December 31, 2022, there was $41.3 million of unrecognized compensation cost related to 9.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.
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

Velo3D, Inc.
Notes to Consolidated Financial Statements
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	December 31,
	2023	2022
	(In thousands)
Restricted stock units	$16,575	$10,723
Stock options	515	1,690
Earnout shares - employees	5,783	7,737
	$22,873	$20,150
The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in operating expenses on the statements of operations:

	December 31,
	2023	2022
	(In thousands)
Research and development	$11,415	$9,849
Selling and marketing	5,689	4,554
General and administrative	5,769	5,747
	$22,873	$20,150
The following sets forth the total stock-based compensation expense by type of award included in cost of revenue in the statements of operations:

	December 31,
	2023	2022
	(In thousands)
Restricted stock units	$1,995	$—
Stock options	63	—
	$2,058	$—
The following sets forth the total stock-based compensation expense for the stock options, and RSUs included in cost of revenue on the statements of operations:

	December 31,
	2023	2022
	(In thousands)
Cost of 3D Printer	$1,622	$—
Cost of support services	436	—
	$2,058	$—

Velo3D, Inc.
Notes to Consolidated Financial Statements

Note 12. Income Taxes
The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to “Gain (loss) before provision for income taxes” for the years ended December 31, 2023 and 2022.
The reconciliation of the provision computed at the federal statutory rate to the Company's provision (benefit) for income taxes as follows:

	December 31,
	2023		2022
	(In thousands, except percentages)
Tax at federal statutory rate	$(28,354)	(21.0)%	$2,104	(21.0)%
State, net of federal benefit	(6,507)	(4.8)%	(5,083)	50.7%
Stock based compensation	967	0.7%	766	(7.6)%
Fair value adjustments	(3,555)	(2.4)%	(23,773)	237.3%
Research and development credits	(1,121)	(0.8)%	(1,358)	13.6%
Other	675	0.2%	170	(1.8)%
Change in valuation allowance	37,895	28.1%	27,174	(271.2)%
Total provision for income taxes	$—	—%	$—	—%
The Company did not incur income tax expense or benefit for the years ending December 31, 2023 or December 31, 2022.

Velo3D, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$91,668	$64,731
Research and development tax credits	12,087	9,269
Stock based compensation	6,162	3,764
Lease liability	3,098	3,694
Section 174 research and development capitalization	11,641	7,345
Interest expense	3,063	—
Other timing differences	1,408	3,093
Total deferred tax assets	$129,127	$91,896
Valuation allowance	$(125,722)	$(87,827)
Net deferred tax assets	$3,405	$4,069

Deferred tax liabilities
Fixed assets and intangibles	$(364)	$(410)
Right of use assets	$(3,041)	$(3,659)
Total deferred tax liabilities	$(3,405)	$(4,069)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The Company concluded that it was not more-likely-than-not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $37.9 million and $27.2 million for the years ended December 31, 2023 and 2022, respectively, due to stock based compensation, current and previous year losses and research credits claimed. As of December 31, 2023 and 2022, the net operating loss carryforwards were, $91.7 million and $64.7 million, respectively.
As of December 31, 2023, the Company had $346.3 million and $293.7 million federal and state net operating losses (“NOLs”), respectively, available to reduce future taxable income, which will begin to expire in 2034 and 2030 respectively for federal and for state tax purposes. The Company had $300.4 million of federal net operating loss included above and can be carried forward indefinitely.
As of December 31, 2022, the Company had $243.4 million and $209.4 million of federal and state net operating losses available to reduce future taxable income.
The Company also has federal research and developmental tax credit carryforwards of approximately $10.6 million which begin to expire in 2034, and state research and developmental tax credit carryforwards of $8.9 million as of December 31, 2023. The state credits have no expiration date.
Federal and California tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards may be limited as the result of

Velo3D, Inc.
Notes to Consolidated Financial Statements
such ownership change. Such a limitation could result in limitation in the use of the NOLs in future years and possibly a reduction of the NOLs available.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$4,750	$3,684
Additions based on tax positions related to the current year	1,310	1,066
Balance at end of year	$6,060	$4,750
For the years ended December 31, 2023 and 2022, the amount of unrecognized tax benefits increased $1.3 million and $1.1 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2023 and 2022 the total amount of unrecognized tax benefits was $6.1 million and $4.8 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.
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
The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, there were no accrued interest and penalties related to uncertain tax positions.
As of December 31, 2023 and 2022, foreign income taxes or liabilities were immaterial.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of December 31, 2023 and 2022, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $13.0 million for parts and assemblies are due upon receipts and will primarily be delivered throughout 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Note 14. Employee Defined - Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and

Velo3D, Inc.
Notes to Consolidated Financial Statements
to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $1.3 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. The Company has paid all matching contributions as of December 31, 2023.
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Year ended December 31,		December 31,
	2023	2022	2023	2022
	(as a percentage)
Customer 1	<10%	11.7%	11.2%	<10%
Customer 2	<10%	29.2%	<10%	<10%
Revenue by Geographic Area
The Company currently sells its products in the geographic regions as follows:

	December 31,
	2023	2022
	(In thousands)
Americas	$67,883	$78,070
Europe	9,219	263
Other	341	373
Total	$77,443	$78,706

Contract Assets and Liabilities
There was $2.7 million of revenue recognized during the year ended December 31, 2023 included in contract liabilities as of December 31, 2022. There was $1.7 million of revenue recognized during the year ended December 31, 2022 included in contract liabilities as of December 31, 2021. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Variable Consideration
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will

Velo3D, Inc.
Notes to Consolidated Financial Statements
not occur as a result from a change in estimation. Revenue related to variable consideration represented $2.7 million and $4.9 million for the year ended December 31, 2023 and 2022, respectively.
Note 16. At-the-Market Offering
On February 6, 2023, the Company entered into the ATM Sales Agreement with Needham, as agent, pursuant to which the Company may offer and sell, from time to time through Needham, shares of Common Stock. As of December 31, 2023, the Company has sold $22.8 million of shares, net of issuance costs of $1.8 million.
The offer and sale of the shares of Common Stock will be made pursuant to the Shelf Registration Statement, prospectus, amended prospectus supplement, and the ATM Sales Agreement. Sales of shares, if any, under the amended prospectus supplement and the accompanying prospectus may be made by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.
On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million.
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
Note 17. Quarterly Financial Information (Unaudited)
The following tables present selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2023, which have been updated to reflect the revisions discussed in Note 1 of Notes to Consolidated Financial Statements.

Velo3D, Inc.
Notes to Consolidated Financial Statements

	For the Three Months Ended
	Fiscal Year 2023				Fiscal Year 2022
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue
3D Printer	$24,448	$23,190	$20,787	$513	$10,052	$17,615	$15,654	$25,974
Recurring payment	575	35	531	535	925	934	1,183	1,119
Support services	1,664	1,909	1,849	1,407	1,109	1,095	1,395	1,651
Total Revenue	26,687	25,134	23,167	2,455	12,086	19,644	18,232	28,744
Cost of revenue
3D Printer	22,168	20,052	20,772	31,455	11,127	16,767	18,038	22,321
Recurring payment	447	335	111	398	718	685	656	553
Support services	1,540	2,211	2,121	2,100	1,006	2,094	2,006	1,892
Total cost of revenue	24,155	22,598	23,004	33,953	12,851	19,546	20,700	24,766
Gross profit	2,532	2,536	163	(31,498)	(765)	98	(2,468)	3,978
Operating expenses
Research and development	10,417	12,238	9,490	9,886	12,418	12,443	11,389	10,016
Selling and marketing	6,174	6,108	5,772	5,175	5,983	6,249	5,632	6,043
General and administrative	10,191	9,896	10,763	10,877	9,290	8,259	9,642	9,791
Total operating expenses	26,782	28,242	26,025	25,938	27,691	26,951	26,663	25,850
Loss from operations	(24,250)	(25,706)	(25,862)	(57,436)	(28,456)	(26,853)	(29,131)	(21,872)
Interest expense	(220)	(344)	(3,018)	(6,140)	(141)	(92)	(129)	(10)
Gain on fair value of warrants	(2,553)	828	1,587	2,476	(6,014)	23,665	(6,612)	8,090
Gain on fair value of contingent earnout liabilities	(9,653)	1,843	10,810	12,958	(31,232)	130,227	(40,885)	35,963
Gain on fair value of debt derivatives	—	—	(3,164)	11,649	—	—	—	—
Loss on debt extinguishment	—	—	(253)	(19,197)	—	—	—	—
Other income, net	351	178	436	(459)	219	391	384	458
Gain (loss) before provision for income taxes	(36,325)	(23,201)	(19,464)	(56,149)	(65,624)	127,338	(76,373)	22,629
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	(36,325)	(23,201)	(19,464)	(56,149)	(65,624)	127,338	(76,373)	22,629

Net income (loss) per share:
Basic	$(0.19)	$(0.12)	$(0.10)	$(0.27)	$(0.36)	$0.69	$(0.41)	$0.12
Diluted	$(0.19)	$(0.12)	$(0.10)	$(0.27)	$(0.36)	$0.63	$(0.41)	$0.11

Shares used in computing net income (loss) per share:
Basic	189,609,021	193,917,908	197,833,109	207,869,092	183,498,082	184,282,194	185,560,177	186,491,083
Diluted	189,609,021	193,917,908	197,833,109	207,869,092	183,498,082	202,326,053	185,560,177	202,704,021

Net income (loss)	$(36,325)	$(23,201)	$(19,464)	$(56,149)	$(65,624)	$127,338	$(76,373)	$22,629
Net unrealized holding gain (loss) on available-for-sale investments	288	148	149	156	(594)	(335)	(178)	283
Total comprehensive income (loss)	$(36,037)	$(23,053)	$(19,315)	$(55,993)	$(66,218)	$127,003	$(76,551)	$22,912
As discussed in Note 1, during the fourth quarter of 2023, the Company identified errors related to revenue, other assets and contract assets which also impacted each of the interim periods in 2022 and 2023 as originally

Velo3D, Inc.
Notes to Consolidated Financial Statements
presented in the Company’s quarterly reports on Form 10-Q. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors including the classification of stock-based compensation as cost of revenue for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, the correction of a formula error used in the calculation of interest expense, which led to an under-recognition of interest expense for the period ended September 30, 2023, the correction of a formula error used in the classification of short term and long term debt for the period ended September 30, 2023, and the correction of a formula error used in the calculation of the fair value of debt derivatives which led to an overstatement of debt derivatives as of September 30, 2023. The Company concluded that these errors were not material, either individually or in the aggregate, to its previously issued interim condensed consolidated financial statements. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The Company will revise the Condensed Consolidated Statements of Operations and Comprehensive Income for the interim periods ended March 31, 2023, June 30, 2023 and September 30, 2023, to reflect the corrections of these immaterial errors when presented in the Company’s 2024 quarterly reports on Form 10-Q.
The impact of the revision on the previously reported unaudited quarterly financial data is as follows:

	For the Three Months Ended
	March 31, 2023			June 30, 2023			September 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue
3D Printer	$24,575	$(127)	$24,448	$23,190	$—	$23,190	$21,428	$(641)	$20,787
Recurring payment	575	—	575	35	—	35	531	—	531
Support services	1,664	—	1,664	1,909	—	1,909	1,849	—	1,849
Total Revenue	26,814	(127)	26,687	25,134	—	25,134	23,808	(641)	23,167
Cost of revenue
3D Printer	21,974	194	22,168	19,728	324	20,052	20,273	499	20,772
Recurring payment	447	—	447	335	—	335	111	—	111
Support services	1,468	72	1,540	2,091	120	2,211	1,936	185	2,121
Total cost of revenue	23,889	266	24,155	22,154	444	22,598	22,320	684	23,004
Gross profit	2,925	(393)	2,532	2,980	(444)	2,536	1,488	(1,325)	163
Operating expenses
Research and development	10,547	(130)	10,417	12,454	(216)	12,238	9,819	(329)	9,490
Selling and marketing	6,174	—	6,174	6,108	—	6,108	5,772	—	5,772
General and administrative	10,327	(136)	10,191	10,124	(228)	9,896	11,118	(355)	10,763
Total operating expenses	27,048	(266)	26,782	28,686	(444)	28,242	26,709	(684)	26,025
Loss from operations	(24,123)	(127)	(24,250)	(25,706)	—	(25,706)	(25,221)	(641)	(25,862)
Interest expense	(220)	—	(220)	(344)	—	(344)	(1,107)	(1,911)	(3,018)
Gain (loss) on fair value of warrants	(2,553)	—	(2,553)	828	—	828	1,587	—	1,587
Gain (loss) on fair value of contingent earnout liabilities	(9,653)	—	(9,653)	1,843	—	1,843	10,810	—	10,810
Gain on fair value of debt derivatives	—	—	—	—	—	—	(3,648)	484	(3,164)
Loss on debt extinguishment	—	—	—	—	—	—	(253)	—	(253)
Other income, net	351	—	351	178	—	178	436	—	436
Gain (loss) before provision for income taxes	(36,198)	(127)	(36,325)	(23,201)	—	(23,201)	(17,396)	(2,068)	(19,464)
Provision for income taxes	—	—	—	—	—	—	—	—	—
Net income (loss)	(36,198)	(127)	(36,325)	(23,201)	—	(23,201)	(17,396)	(2,068)	(19,464)

Net income (loss) per share:
Basic	$(0.19)	$—	$(0.19)	$(0.12)	$—	$(0.12)	$(0.09)	$—	$(0.10)
Diluted	$(0.19)	$—	$(0.19)	$(0.12)	$—	$(0.12)	$(0.09)	$—	$(0.10)

Shares used in computing net income (loss) per share:
Basic	189,609,021	—	189,609,021	193,917,908	—	193,917,908	197,833,109	—	197,833,109
Diluted	189,609,021	—	189,609,021	193,917,908	—	193,917,908	197,833,109	—	197,833,109

Net income (loss)	$(36,198)	$(127)	$(36,325)	$(23,201)	$—	$(23,201)	$(17,396)	$(2,068)	$(19,464)
Net unrealized holding gain (loss) on available-for-sale investments	288	—	288	148	—	148	149	—	149
Total comprehensive income (loss)	$(35,910)	$(127)	$(36,037)	$(23,053)	$—	$(23,053)	$(17,247)	$(2,068)	$(19,315)

Velo3D, Inc.
Notes to Consolidated Financial Statements

	For the Three Months Ended
	March 31, 2022			June 30, 2022			September 30, 2022			December 31, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue
3D Printer	$10,184	$(132)	$10,052	$17,615	$—	$17,615	$16,537	$(883)	$15,654	$27,010	$(1,036)	$25,974
Recurring payment	925	—	925	934	—	934	1,183	—	1,183	1,119	—	1,119
Support services	1,109	—	1,109	1,095	—	1,095	1,395	—	1,395	1,651	—	1,651
Total Revenue	12,218	(132)	12,086	19,644	—	19,644	19,115	(883)	18,232	29,780	(1,036)	28,744
Cost of revenue
3D Printer	10,479	648	11,127	15,633	1,134	16,767	16,574	1,464	18,038	25,567	(3,246)	22,321
Recurring payment	718	—	718	685	—	685	656	—	656	553	—	553
Support services	1,006	—	1,006	2,094	—	2,094	2,006	—	2,006	1,892	—	1,892
Total cost of revenue	12,203	648	12,851	18,412	1,134	19,546	19,236	1,464	20,700	28,012	(3,246)	24,766
Gross profit	15	(780)	(765)	1,232	(1,134)	98	(121)	(2,347)	(2,468)	1,768	2,210	3,978
Operating expenses
Research and development	12,915	(497)	12,418	12,965	(522)	12,443	12,558	(1,169)	11,389	7,828	2,188	10,016
Selling and marketing	5,983	—	5,983	6,249	—	6,249	5,632	—	5,632	6,043	—	6,043
General and administrative	9,290	—	9,290	8,259	—	8,259	9,642	—	9,642	9,791	—	9,791
Total operating expenses	28,188	(497)	27,691	27,473	(522)	26,951	27,832	(1,169)	26,663	23,662	2,188	25,850
Loss from operations	(28,173)	(283)	(28,456)	(26,241)	(612)	(26,853)	(27,953)	(1,178)	(29,131)	(21,894)	22	(21,872)
Interest expense	(141)	—	(141)	(92)	—	(92)	(129)	—	(129)	(10)	—	(10)
Gain on fair value of warrants	(6,014)	—	(6,014)	23,665	—	23,665	(6,612)	—	(6,612)	8,090	—	8,090
Gain on fair value of contingent earnout liabilities	(31,232)	—	(31,232)	130,227	—	130,227	(40,885)	—	(40,885)	35,963	—	35,963
Gain on fair value of debt derivatives	—	—	—	—	—	—	—	—	—	—	—	—
Loss on debt extinguishment	—	—	—	—	—	—	—	—	—	—	—	—
Other income, net	219	—	219	391	—	391	384	—	384	458	—	458
Gain (loss) before provision for income taxes	(65,341)	(283)	(65,624)	127,950	(612)	127,338	(75,195)	(1,178)	(76,373)	22,607	22	22,629
Provision for income taxes	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	(65,341)	(283)	(65,624)	127,950	(612)	127,338	(75,195)	(1,178)	(76,373)	22,607	22	22,629

Net income (loss) per share:
Basic	$(0.36)	$—	$(0.36)	$0.69	$—	$0.69	$(0.41)	$—	$(0.41)	$0.12	$—	$0.12
Diluted	$(0.36)	$—	$(0.36)	$0.63	$—	$0.63	$(0.41)	$—	$(0.41)	$0.11	$—	$0.11

Shares used in computing net income (loss) per share:
Basic	183,498,082	—	183,498,082	184,282,194	—	184,282,194	185,560,177	—	185,560,177	186,491,083	—	186,491,083
Diluted	183,498,082	—	183,498,082	202,326,053	—	202,326,053	185,560,177	—	185,560,177	202,704,021	—	202,704,021

Net income (loss)	$(65,341)	$(283)	$(65,624)	$127,950	$(612)	$127,338	$(75,195)	$(1,178)	$(76,373)	$22,607	$22	$22,629
Net unrealized holding gain (loss) on available-for-sale investments	(594)	—	(594)	(335)	—	(335)	(178)	—	(178)	283	—	283
Total comprehensive income (loss)	$(65,935)	$(283)	$(66,218)	$127,615	$(612)	$127,003	$(75,373)	$(1,178)	$(76,551)	$22,890	$22	$22,912

Velo3D, Inc.
Notes to Consolidated Financial Statements

	As of the Period Ended
	March 31, 2023			June 30, 2023			September 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$37,139	$—	$37,139	$28,868	$—	$28,868	$58,131	$—	$58,131
Short-term investments	26,870	—	26,870	18,475	—	18,475	13,468	—	13,468
Accounts receivable, net	14,347	—	14,347	14,284	—	14,284	12,597	—	12,597
Inventories	73,937	—	73,937	78,015	—	78,015	81,159	—	81,159
Contract assets	8,056	(1,529)	6,527	15,255	(1,529)	13,726	15,901	(2,170)	13,731
Prepaid expenses and other current assets	4,575	—	4,575	2,860	—	2,860	2,515	—	2,515
Total current assets	164,924	(1,529)	163,395	157,757	(1,529)	156,228	183,771	(2,170)	181,601
Property and equipment, net	19,075	—	19,075	18,376	—	18,376	17,430	—	17,430
Equipment on lease, net	6,672	—	6,672	7,668	—	7,668	7,020	—	7,020
Other assets	23,055	(649)	22,406	23,001	(649)	22,352	21,782	(649)	21,133
Total assets	$213,726	$(2,178)	$211,548	$206,802	$(2,178)	$204,624	$230,003	$(2,819)	$227,184
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,584	$—	$10,584	$17,579	$—	$17,579	$13,135	$—	$13,135
Accrued expenses and other current liabilities	13,805	—	13,805	9,369	—	9,369	11,215	—	11,215
Debt – current portion	2,729	—	2,729	2,973	—	2,973	52,211	1,911	54,122
Debt derivative	—	—	—	—	—	—	17,538	(484)	17,054
Contract liabilities	10,611	—	10,611	5,772	—	5,772	4,847	—	4,847
Total current liabilities	37,729	—	37,729	35,693	—	35,693	98,946	1,427	100,373
Long-term debt – less current portion	9,756	—	9,756	19,400	—	19,400	—	—	—
Contingent earnout liabilities (Note 10)	27,067	—	27,067	25,224	—	25,224	14,414	—	14,414
Warrant liabilities (Note 10)	5,298	—	5,298	4,470	—	4,470	2,883	—	2,883
Other noncurrent liabilities	11,936	—	11,936	11,420	—	11,420	10,805	—	10,805
Total liabilities	91,786	—	91,786	96,207	—	96,207	127,048	1,427	128,475
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 shares authorized at December 31, 2023 and 2022, respectively, 258,418,695 and 187,561,368 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	—	2	2	—	2	2	—	2
Additional paid-in capital	378,532	—	378,532	390,240	—	390,240	399,847	—	399,847
Accumulated other comprehensive loss	(549)	—	(549)	(401)	—	(401)	(252)	—	(252)
Accumulated deficit	(256,045)	(2,178)	(258,223)	(279,246)	(2,178)	(281,424)	(296,642)	(4,246)	(300,888)
Total stockholders’ equity	121,940	(2,178)	119,762	110,595	(2,178)	108,417	102,955	(4,246)	98,709
Total liabilities and stockholders’ equity	$213,726	$(2,178)	$211,548	$206,802	$(2,178)	$204,624	$230,003	$(2,819)	$227,184

Velo3D, Inc.
Notes to Consolidated Financial Statements

	As of the Period Ended
	March 31, 2022			June 30, 2022			September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$104,426	$—	$104,426	$43,509	$—	$43,509	$40,347	$—	$40,347
Short-term investments	81,725	—	81,725	98,287	—	98,287	72,478	—	72,478
Accounts receivable, net	10,196	—	10,196	11,817	—	11,817	20,922	—	20,922
Inventories	42,820	(151)	42,669	61,909	(763)	61,146	69,313	(1,058)	68,255
Contract assets	1,430	(132)	1,298	405	(132)	273	2,370	(1,015)	1,355
Prepaid expenses and other current assets	9,449	—	9,449	6,695	—	6,695	4,623	—	4,623
Total current assets	250,046	(283)	249,763	222,622	(895)	221,727	210,053	(2,073)	207,980
Property and equipment, net	12,438	—	12,438	17,717	—	17,717	19,208	—	19,208
Equipment on lease, net	9,601	—	9,601	8,128	—	8,128	8,084	—	8,084
Other assets	15,389	—	15,389	14,948	—	14,948	20,132	—	20,132
Total assets	$287,474	$(283)	$287,191	$263,415	$(895)	$262,520	$257,477	$(2,073)	$255,404
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,609	$—	$19,609	$15,744	$—	$15,744	$14,134	$—	$14,134
Accrued expenses and other current liabilities	12,121	—	12,121	16,485	—	16,485	19,682	—	19,682
Debt – current portion	5,116	—	5,116	5,119	—	5,119	1,954	—	1,954
Debt derivative		—	—		—	—		—	—
Contract liabilities	19,386	(700)	18,686	16,175	—	16,175	26,041	—	26,041
Total current liabilities	56,232	(700)	55,532	53,523	—	53,523	61,811	—	61,811
Long-term debt – less current portion	2,422	—	2,422	1,889	—	1,889	4,356	—	4,356
Contingent earnout liabilities (Note 10)	142,719	—	142,719	12,493	—	12,493	53,377	—	53,377
Warrant liabilities (Note 10)	27,719	—	27,719	4,053	—	4,053	10,836	—	10,836
Other noncurrent liabilities	8,778	700	9,478	8,874	—	8,874	14,227	—	14,227
Total liabilities	237,870	—	237,870	80,832	—	80,832	144,607	—	144,607
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 shares authorized at December 31, 2023 and 2022, respectively, 258,418,695 and 187,561,368 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	—	2	2	—	2	2	—	2
Additional paid-in capital	345,418	—	345,418	350,797	—	350,797	356,457	—	356,457
Accumulated other comprehensive loss	(608)	—	(608)	(957)	—	(957)	(1,135)	—	(1,135)
Accumulated deficit	(295,208)	(283)	(295,491)	(167,259)	(895)	(168,154)	(242,454)	(2,073)	(244,527)
Total stockholders’ equity	49,604	(283)	49,321	182,583	(895)	181,688	112,870	(2,073)	110,797
Total liabilities and stockholders’ equity	$287,474	$(283)	$287,191	$263,415	$(895)	$262,520	$257,477	$(2,073)	$255,404

Note 18. Subsequent Events
On April 1, 2024, the Company entered into the Second Note Amendment. Pursuant to the Second Note Amendment, the Company agreed to (A) make a cash payment of $5.5 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, and (B) a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest.
In connection with the Second Note Amendment, on April 1, 2024, the Company also entered into a letter agreement (the “Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants (the “2024 Private Warrants”) to purchase up to an aggregate of 21,949,079 shares of Common Stock. The 2024 Private Warrants will become exercisable 45 days after the original issuance date (the “Initial Exercise Date”), will be exercisable at an exercise price of $0.4556 per share and will expire on the one year anniversary of the later of (i) the Initial Exercise Date and (ii) the date on which the Resale Registration Statement (as defined in the Letter Agreement) is declared effective by the SEC. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses described below.
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

•We did not design and maintain effective controls over the accounting and disclosure for debt and equity instruments. Specifically, we did not design and maintain effective controls over the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock.
•We did not design and maintain effective controls over the accounting for inventory and related accounts. Specifically, we did not design and maintain effective controls over verifying the existence of inventory, the accuracy of purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts.
•We did not design and maintain effective controls over the accounting for contract assets and liabilities. Specifically, we did not design and maintain effective controls over the accuracy and the financial statement presentation of contract assets and liabilities, including variable consideration.
•We did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements. Specifically, we did not design and maintain effective controls over the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.
These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023.Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses existing as of December 31, 2023, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; Additionally, we have begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Rule 10b5-1 Plan Adoptions and Modifications
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
The remaining information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	8-K	2.1	03/23/2021
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 20, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	S-4/A	Annex AA	07/20/2021
3.1	Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	10/05/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	06/09/2023
3.3	Amended and Restated Bylaws of Velo3D, Inc.	8-K	3.1	02/22/2023
4.1	Specimen Unit Certificate	S-1	4.1	11/27/2020
4.2	Specimen Ordinary Share Certificate	S-1	4.2	11/27/2020
4.3	Specimen Warrant Certificate	S-1	4.3	11/27/2020
4.4	Certificate of Corporate Domestication of JAWS Spitfire Acquisition Corporation	8-K	4.4	10/05/2021
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and JAWS Spitfire Acquisition Corporation, dated December 7, 2020	8-K	4.1	12/08/2020
4.6	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.6	03/23/2023
4.7	Warrant to Purchase 70,000 shares of Common Stock	8-K	4.1	07/29/2022
4.8	Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	08/15/2023

4.9	First Supplemental Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.2	08/15/2023
4.10	Form of Note	8-K	4.3	08/15/2023
4.11†	Second Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	11/29/2023
4.12	Form of Exchange Note	8-K	4.2	11/28/2023
4.13	Form of Warrant	8-K	4.1	11/28/2023
4.14	Form of Placement Agent Warrants	8-K	4.2	11/28/2023
4.15	Note Amendment, dated December 27, 2023, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC	8-K	4.3	11/28/2023
10.1	Sponsor Letter Agreement, dated as of March 22, 2021, by and among Spitfire Sponsor LLC, certain other holders set forth on Schedule I thereto, JAWS Spitfire Acquisition and Velo3D, Inc.	8-K	10.2	03/23/2021
10.2	Form of Subscription Agreement	8-K	10.1	03/23/2021
10.3	Amended and Restated Registration Rights Agreement, dated September 29, 2021, by and among the Company, Spitfire Sponsor LLC, and other Holders party thereto	8-K	10.3	10/05/2021
10.4*	2014 Equity Incentive Plan	8-K	10.4	10/05/2021
10.5*	2021 Equity Incentive Plan	8-K	10.5	10/05/2021
10.6	Form of Option Award Agreement	8-K	10.6	10/05/2021
10.7	Form of RSU Award Agreement	8-K	10.7	10/05/2021
10.8	Form of Rollover Option Award Agreement	8-K	10.8	10/05/2021
10.9	Form of Restricted Stock Award Agreement	8-K	10.9	10/05/2021
10.10	Form of Stock Appreciation Right Award Agreement	8-K	10.10	10/05/2021
10.11	Form of Stock Bonus Award Agreement	8-K	10.11	10/05/2021
10.12	Form of Performance Shares Award Agreement	8-K	10.12	10/05/2021
10.13*	2021 Employee Stock Purchase Plan	8-K	10.13	10/05/2021
10.14*	Employment Agreement, dated July 13, 2020, between Velo3D, Inc. and Mr. McCombe	S-4/A	10.1	06/29/2021
10.15*	Addendum to Employment Agreement, dated October 26, 2020, between Velo3D, Inc. and Mr. McCombe	S-4/A	10.11	06/29/2021
10.16*	Employment Agreement, dated September 21, 2020, between Velo3D, Inc. and Ms. Youssef	S-4/A	10.12	06/29/2021
10.17	Form of Director and Officer Indemnification Agreement	8-K	10.18	10/05/2021
10.18	Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated February 19, 2016	8-K	10.19	10/05/2021
10.19	First Amendment to Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated April 7, 2021	8-K	10.20	10/05/2021

10.2	Lease by and between Velo3D, Inc. and Colfin 2019-2D Industrial Owner, LLC, dated June 28, 2021	8-K	10.21	10/05/2021
10.21	Sales Agreement, by and between Velo3D and Needham dated February 6, 2023	8-K	1.1	02/06/2023
10.22†	Securities Purchase Agreement, dated as of August 10, 2023, by and among the Company and High Trail Investors ON LLC and HB SPV I Master Sub LLC, as buyers	8-K	10.1	08/15/2023
10.23	Placement Agent Agreement, dated as of August 10, 2023, by and between the Company and Credit Suisse Securities (USA) LLC, as placement agent	8-K	10.2	08/15/2023
10.24†	Security Agreement, dated as of August 14, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.3	08/15/2023
10.25	Form of Voting Agreement (included as Exhibit D to the Securities Purchase Agreement filed as Exhibit 10.22)	8-K	10.4	08/15/2023
10.26*	Form of Change in Control Agreement	8-K	10.1	10/02/2023
10.27†	Securities Exchange Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.1	11/28/2023
10.28†	Amendment to Securities Purchase Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.2	11/28/2023
10.29	Form of Voting Agreement (included as Exhibit D to the Securities Exchange Agreement filed as Exhibit 10.27)	8-K	10.3	11/28/2023
10.30†	Amendment to Security Agreement, dated as of November 28, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.4	11/28/2023
10.31*	Separation Agreement, dated December 15, 2023, by and between Velo3D, Inc. and Benyamin Buller	8-K	10.1	12/15/2023
10.32	Form of Securities Purchase Agreement, dated December 27, 2023, between Velo3D, Inc. and the Purchasers	8-K	10.1	12/28/2023
10.33	Placement Agency Agreement, dated December 27, 2023, by and between the Company and A.G.P./Alliance Global Partners	8-K	10.2	12/28/2023
10.34*	Offer Letter, dated November 10, 2022, between Velo3D, Inc. and Mr. Kreger				X
10.35*	Employment Agreement, dated December 3, 2020, between Velo3D, Inc. and Mr. Chung				X
21.1	List of Subsidiaries				X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Velo3D, Inc.				X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Velo3d, Inc. Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(b)(10)(iv).
* Indicates a management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Velo3D, Inc

Date: April 3, 2024	By:	/s/ Bernard Chung
Bernard Chung
Acting Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley Kreger and Bernard Chung, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Kreger	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2024
Bradley Kreger

/s/ Bernard Chung	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2024
Bernard Chung

/s/ Carl Bass	Chairman and Director	April 3, 2024
Carl Bass

/s/ Benyamin Buller	Director	April 3, 2024
Benyamin Buller

/s/ Michael Idelchik	Director	April 3, 2024
Michael Idelchik

/s/ Adrian Keppler	Director	April 3, 2024
Adrian Keppler

/s/ Stefan Krause	Director	April 3, 2024
Stefan Krause

/s/ Ellen Smith	Director	April 3, 2024
Ellen Smith

/s/ Gabrielle Toledano	Director	April 3, 2024
Gabrielle Toledano

/s/ Matthew Walters	Director	April 3, 2024
Matthew Walters