Form 10-Q
period 2024-03-31
Velo3D, Inc.
filed 2024-05-15
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number:        001-39757
______________________________
Velo3D, Inc.
______________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court, Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)
(408) 610-3915
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VLD	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	VLD WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of May 10, 2024, the registrant had 296,188,417 shares of common stock, $0.00001 per share outstanding.

Explanatory Note
Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:
•“Legacy Velo3D” refer to Velo3D, Inc., a Delaware corporation, prior to the closing of the Merger;
•“Merger” refer to the merger pursuant to that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company (“JAWS Spitfire”), Legacy Velo3D and Spitfire Merger Sub, Inc., a Delaware corporation (“Merger Sub”), as amended by Amendment No. 1 to the Business Combination Agreement, dated as of July 20, 2021 (the “Business Combination Agreement”), whereby Merger Sub merged with and into Legacy Velo3D, with Legacy Velo3D surviving the merger as a wholly-owned subsidiary of the Company, on September 29, 2021;
•“Velo3D” refer to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, prior to its domestication), and its consolidated subsidiaries following the closing of the Merger;
•“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•“2023 Form 10-K” refer to our Annual Report on Form 10-K for the year-ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024.

“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.
Cautionary Note Regarding Forward-looking Statements
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
•our financial performance;
•macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations, supply chain shortages and any lingering effects of the COVID-19 pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors” herein and in Item 1A of our 2023 Form 10-K.
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2023 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Velo3D, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,754	$24,494
Short-term investments	3,151	6,621
Accounts receivable, net	11,653	9,583
Inventories	62,799	60,816
Contract assets	9,906	7,510
Prepaid expenses and other current assets	3,082	4,000
Total current assets	98,345	113,024
Property and equipment, net	15,253	16,326
Equipment on lease, net	5,482	6,667
Other assets	17,068	17,782
Total assets	$136,148	$153,799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,595	$15,854
Accrued expenses and other current liabilities	6,244	6,491
Debt – current portion	34,300	21,191
Contract liabilities	4,719	5,135
Total current liabilities	60,858	48,671
Long-term debt – less current portion	2,003	11,941
Contingent earnout liabilities	1,893	1,456
Warrant liabilities	14,455	11,835
Other noncurrent liabilities	11,489	11,556
Total liabilities	90,698	85,459
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at March 31, 2024 and December 31, 2023, 261,704,589 and 258,418,695 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	430,843	425,471
Accumulated other comprehensive loss	(44)	(96)
Accumulated deficit	(385,351)	(357,037)
Total stockholders’ equity	45,450	68,340
Total liabilities and stockholders’ equity	$136,148	$153,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
3D Printer	$7,660	$24,448
Recurring payment	470	575
Support services	1,656	1,664
Total Revenue	9,786	26,687
Cost of revenue
3D Printer	9,394	22,168
Recurring payment	315	447
Support services	2,892	1,540
Total cost of revenue	12,601	24,155
Gross profit (loss)	(2,815)	2,532
Operating expenses
Research and development	5,043	10,417
Selling and marketing	4,809	6,174
General and administrative	8,783	10,191
Total operating expenses	18,635	26,782
Loss from operations	(21,450)	(24,250)
Interest expense	(3,897)	(220)
Gain (loss) on fair value of warrants	(2,620)	(2,553)
Gain (loss) on fair value of contingent earnout liabilities	(437)	(9,653)
Other income, net	94	351
Loss before provision for income taxes	(28,310)	(36,325)
Provision for income taxes	(4)	—
Net loss	$(28,314)	$(36,325)

Net loss per share:
Basic	$(0.11)	$(0.19)
Diluted	$(0.11)	$(0.19)

Shares used in computing net loss per share:
Basic	260,294,161	189,609,021
Diluted	260,294,161	189,609,021

Net loss	$(28,314)	$(36,325)
Net unrealized holding gain (loss) on available-for-sale investments	52	288
Total comprehensive loss	$(28,262)	$(36,037)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,314)	$(36,325)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,567	1,560
Stock-based compensation	5,087	6,236
Loss on fair value of warrants	2,620	2,553
Loss on fair value of contingent earnout liabilities	437	9,653
Changes in assets and liabilities
Accounts receivable	(2,070)	(5,162)
Inventories	2,645	(1,425)
Contract assets	(2,118)	(1,124)
Prepaid expenses and other current assets	1,078	2,776
Other assets	396	247
Accounts payable	(4,199)	(2,694)
Accrued expenses and other liabilities	(218)	(1,848)
Contract liabilities	(416)	(4,583)
Other noncurrent liabilities	(18)	(698)
Net cash used in operating activities	(20,523)	(30,834)
Cash flows from investing activities
Purchase of property and equipment	(6)	(403)
Production of equipment for lease to customers	(1)	(135)
Proceeds from maturity of available-for-sale investments	3,500	21,500
Net cash provided by investing activities	3,493	20,962
Cash flows from financing activities
Proceeds from ATM offering, net of issuance costs	—	10,458
Proceeds from revolver facility	—	5,000
Repayment of equipment loans	—	(734)
Issuance of common stock upon exercise of stock options	285	310
Net cash provided by financing activities	285	15,034
Effect of exchange rate changes on cash and cash equivalents	5	(6)
Net change in cash and cash equivalents	(16,740)	5,156
Cash and cash equivalents and restricted cash at beginning of period	25,294	32,783
Cash and cash equivalents and restricted cash at end of period	$8,554	$37,939

Supplemental disclosure of cash flow information
Cash paid for interest	$556	$220
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment	(59)	(16)
Equipment for lease to customers returned to inventory	912	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	March 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$7,754	$37,139
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$8,554	$37,939
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	187,561,368	$2	$361,528	$(837)	$(221,898)	$138,795
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,585,950	—	310	—	—	310
Stock-based compensation	—	—	6,236	—	—	6,236
Issuance of common stock warrants in connection with financing	3,332,479	—	10,458	—	—	10,458
Net loss	—	—	—	—	(36,325)	(36,325)
Other comprehensive loss	—	—	—	288	—	288
Balance as of March 31, 2023	192,479,797	$2	$378,532	$(549)	$(258,223)	$119,762

Balance as of December 31, 2023	258,418,695	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	3,285,894	—	285	—	—	285
Stock-based compensation	—	—	5,087	—	—	5,087
Net loss	—	—	—	—	(28,314)	(28,314)
Other comprehensive income	—	—	—	52	—	52
Balance as of March 31, 2024	261,704,589	$2	$430,843	$(44)	$(385,351)	$45,450
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
The shares and Net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “Common Stock”)). All fractional shares were rounded.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger; and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements of the Company. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year.
Revision of Previously Issued Condensed Consolidated Financial Statements
During the fourth quarter of 2023, the Company identified a formula error and an incorrect hourly rate used in its calculation of variable consideration and the calculation of sales type leases related to revenue for the year ended

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2022. The Company concluded that the errors were not material, either individually or in the aggregate, to its previously issued consolidated financial statements. Additionally, the Company has revised its previously issued interim condensed consolidated financial statements for the period ended March 31, 2023. Refer to Note 16 for further discussion on the revision of the previously issued condensed consolidated financial statements.
Notice of Delisting
On December 28, 2023, the Company received written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) that the Company was not in compliance criteria pursuant to the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Common Stock was less than $1.00 per share over a consecutive 30 trading-day period (the “Minimum Share Price Requirement”).
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
Going Concern, Financial Condition and Liquidity and Capital Resources
The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2024, the Company had an accumulated deficit of $385.4 million and cash and investments on hand of approximately $10.9 million.
Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements.
On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Notes (as defined below) held with the Investors (as defined below). Pursuant to the Second Note Amendment, the Company agreed and made a cash payment of $5.5 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, the Company issued to the Investors warrants to purchase 21,949,079 shares of the Company’s common stock that become exercisable 45 days after the original issuance date at an exercise price of $0.4556 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.
On April 10, 2024, the Company sold (such sale and issuance, the “Offering”) an aggregate of: (i) 34,285,715 shares of common stock and (ii) immediately exercisable warrants to purchase up to 34,285,715 shares of common stock at $0.35 per share. The offering price per share of common stock and accompanying warrant was $0.35 and resulted in gross proceeds to the Company of approximately $12 million. The Company intends to use the net proceeds from the Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of the Company’s Secured Notes. As of May 9, 2024, the Company had approximately $11.1 million in accounts receivable and $5.7 million in cash and investments.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
See Note 17, Subsequent Events for further information regarding the Second Note Amendment and the Offering.
Further, the Company expects that it will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term, through at-the-market sales under the ATM Agreement or other financings. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements.
In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. Potential strategic alternatives actively being explored or evaluated currently include a potential merger, business combination or sale. There can be no assurance that the Company’s strategic review process will result in any transaction or other strategic outcome on acceptable terms, or at all, to provide the necessary funding to continue its operations and satisfy its obligations and if not, the Company may be required to sell assets, liquidate and/or file for bankruptcy. The Company's strategic review remains ongoing, with the Board of Directors in discussions with multiple parties.
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2023 Form 10-K. During the three months ended March 31, 2024, there were no significant updates to the Company’s significant accounting policies other than as described below.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated financial statements and related disclosures.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net loss	$(28,314)	$(36,325)
Denominator:
Weighted average shares outstanding–basic and diluted	260,294,161	189,609,021
Net loss per share–basic and diluted	$(0.11)	$(0.19)
The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2024	2023

Common stock options	11,394,757	15,388,946
Common stock warrants	50,945,000	13,145,000
Restricted stock units	18,260,514	12,455,651
Total potentially dilutive common share equivalents	80,600,271	40,989,597
Total potentially dilutive common share equivalents for the three months ended March 31, 2024 and 2023 excludes 21,265,936 and 21,758,148, respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$6,732	$—	$—	$6,732
Corporate bonds (ii)	—	3,151	—	3,151
Total financial assets	$6,732	$3,151	$—	$9,883
Liabilities
Common stock warrant liabilities (Public Warrants) (iii)	$489	$—	$—	$489
Common stock warrant liabilities (Private Placement Warrants) (iii)	—	—	241	241
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	28	28
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	13,053	13,053
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	644	644
Contingent earnout liabilities	—	—	1,893	1,893
Total financial liabilities	$489	$—	$15,859	$16,348

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,422	$—	$—	$3,422
Corporate bonds (ii)	—	6,621	—	6,621
Total financial assets	$3,422	$6,621	$—	$10,043
Liabilities
Common stock warrant liabilities (Public Warrants) (iii)	$258	$—	$—	$258
Common stock warrant liabilities (Private Placement Warrants) (iii)	—	—	127	127
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	23	23
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	10,891	10,891
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	536	536
Contingent earnout liabilities	—	—	1,456	1,456
Total financial liabilities	$258	$—	$13,033	$13,291
(i)     Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)     Included in short-term investments on the condensed consolidated balance sheets.
(iii)    Included in warrant liabilities on the condensed consolidated balance sheets.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For more information regarding the Public Warrants, Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, and the Contingent earnout liabilities, see Note 10, Equity Instruments.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$10,891	$536
Change in fair value	114	5	437	2,162	108
Fair value as of March 31, 2024	$241	$28	$1,893	$13,053	$644

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants
	(In thousands)
Fair value as of January 1, 2023	888	109	17,414	—	—
Change in fair value	869	37	9,653	—	—
Fair value as of March 31, 2023	$1,757	$146	$27,067	$—	$—
The fair value of the private placement warrant liability, the 2022 Private Warrant, Contingent earnout liability, RDO Warrants, and Placement Agent Warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	$3,195	$—	$(44)	$3,151
Total available-for-sale investments	$3,195	$—	$(44)	$3,151

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	$6,717	$—	$(96)	$6,621
Total available-for-sale investments	$6,717	$—	$(96)	$6,621
The following table presents the breakdown of the AFS investments in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Corporate bonds
Less than 12 months	$—	$—	$—	$—
12 months or longer	3,151	(44)	6,621	(96)
Total	$3,151	$(44)	$6,621	$(96)
There were no material realized gains or losses on AFS investments during the three months ended March 31, 2024 and March 31, 2023.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All remaining contractual maturities of AFS investments held at March 31, 2024 are as follows:

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Corporate bonds	$3,151	$(44)	$—	$—
Total	$3,151	$(44)	$—	$—
Actual maturities may differ from the contractual maturities because the Company may sell these investments prior to their contractual maturities.
Note 6. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Trade receivables	$12,376	$10,203
Less: Allowances for credit losses	(723)	(620)
Total	$11,653	$9,583
Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Raw materials	$45,634	$48,488
Work-in-progress	15,486	9,922
Finished goods	1,679	2,406
Total	$62,799	$60,816

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Prepaid insurance and other	$2,922	$2,738
Vendor prepayments	160	1,262
Total	$3,082	$4,000
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Computers and software	$2,526	$2,549
Lab equipment and other equipment	8,019	8,075
Furniture and fixtures	206	206
Leasehold improvements	14,471	14,406
Total property, plant and equipment	25,222	25,236
Less accumulated depreciation and amortization	(9,969)	(8,910)
Property, plant and equipment, net	$15,253	$16,326
Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.1 million and $1.2 million, respectively.
The manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. There were no significant asset retirement obligations for McGlincy. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company exited from its two facilities at Campbell (Division) on December 31, 2023, which are no longer in use, however the lease agreement was not terminated.
Other Assets
Other assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Right of use assets	$10,237	$10,672
Non-current contract assets	4,839	5,117
Non-current prepaid expenses and other assets	1,992	1,993
Total Other assets	$17,068	$17,782
Certain balances included in contract assets for prior periods have been reclassified to conform to the current period presentation.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Accrued expenses	$1,862	$1,948
Accrued salaries and benefits	2,263	2,277
Lease liability – current portion	2,119	2,266
Total Accrued expenses and other current liabilities	$6,244	$6,491
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Lease liabilities – noncurrent portion	$9,779	$10,176
Other noncurrent liabilities	1,710	1,380
Total other noncurrent liabilities	$11,489	$11,556
Note 7. Equipment on Lease, Net
The equipment leased to customers had a cost basis of $6.2 million and accumulated depreciation of $0.7 million as of March 31, 2024. The equipment leased to customers had a cost basis of $7.4 million and accumulated depreciation of $0.8 million as of December 31, 2023.
The total depreciation expense was $0.3 million and $0.3 million included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively.
Lease payments from customers consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Equipment on lease payments	$470	$575
Equipment on lease variable payments	—	—
Total lease payments	$470	$575
Note 8. Leases
The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2024 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.
As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell (McGlincy) was terminated on March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exited from its two facilities at Campbell (Division) on December 31, 2023, which are no longer in use, however the lease agreement has not been terminated as of March 31, 2024.
Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$10,237	$10,672
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,986	$2,153
Noncurrent (Other noncurrent liabilities)	9,558	9,973
	11,544	12,126
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$133	$113
Noncurrent (Other noncurrent liabilities)	221	203
	$354	$316
Total lease liabilities	$11,898	$12,442
There were no impairments recorded related to these assets as of March 31, 2024 and December 31, 2023.
Information about lease-related balances were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except years and percentages)
Operating lease expense	$733	$764
Financing lease expense	49	9
Short-term lease expense	68	84
Total lease expense	$850	$857
Cash paid for leases	$746	$706
Weighted – average remaining lease term – operating leases (years)	7.6	3.8
Weighted – average discount rate – operating leases	8.9%	8.7%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturity of operating lease liabilities as of March 31, 2024 are as follows:

(In thousands)
Remainder of 2024	$2,091
2025	2,390
2026	2,430
2027	2,400
2028	2,490
Thereafter	8,779
Total operating lease payments	$20,580
Less portion representing imputed interest	(9,036)
Total operating lease liabilities	$11,544
Less current portion	1,986
Long-term portion	$9,558
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Secured notes	$36,791	$33,516
Deferred financing costs	(488)	(384)
Total	$36,303	$33,132
Debt – current portion	34,300	21,191
Long-term debt – less current portion	$2,003	$11,941
The Company’s debt consists of Secured Notes entered into with High Trail Investments ON LLC and an affiliated institutional investor (together, the "Investors"). The Secured Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies). For a full description of the debt arrangement, see Note 9, Long-Term Debt, in the audited consolidated financial statements included in the 2023 Form 10-K.
On April 1, 2024, the Company entered into the Second Note Amendment, to its Secured Notes with the Investors. For further information on the Second Note Amendment, see Note 17, Subsequent Events.
Secured Notes —
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.
The Secured Notes include terms that provide the Investors seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contain redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features are settled in cash. As of March 31, 2024, the Company has not included the effect of an event of default or the effect of a fundamental change in control in the valuation of the Secured Notes, as the Company believes the likelihood of these occurring to be remote. The Company will continue to monitor the likelihood of these events in future reporting periods.
The Company incurred deferred financing costs of $0.4 million related to the Secured Notes, which were capitalized upon issuance and are being accreted over the term of the Secured Notes using the effective interest rate method with $0.1 million amortized to interest expense for the three months ended March 31, 2024. As of March 31, 2024, the remaining unamortized balance of deferred financing costs was $0.3 million and were included in Debt — current portion on the balance sheets.
Additionally, the Company is accreting discounts of $11.5 million and capitalizing to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $3.1 million amortized to interest expense for the three months ended March 31, 2024. As of March 31, 2024, the unamortized discount was $7.2 million, which includes the difference between the principal and the Repayment Price, and capitalized deferred financing costs. For the three months ended March 31, 2024, the Company incurred and paid $0.6 million in interest expense related to the Secured Notes. The effective interest rate was 45.1% for the three months ended March 31, 2024.
The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, are as follows as of March 31, 2024:

(In thousands)
2024	$42,000
2025	2,000
$44,000
Note 10. Equity Instruments
Common stock
The total amount of our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 31, 2024, we had 261,704,589 shares of common stock outstanding.The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	March 31,	December 31,
	2024	2023
	(share data)
Common stock warrants	50,945,000	50,945,000
Shares available for future grant under 2021 Equity Incentive Plan	29,230,966	16,041,013
Reserved for At-the-Market offering	2,825,941	2,825,941
Reserved for employee stock purchase plan	9,955,400	7,371,214
Total shares of common stock reserved	92,957,307	77,183,168
In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the three months ended March 31, 2024, the Company sold no shares pursuant to the ATM sales agreement.
Effective January 1, 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 12,920,934 shares of common stock for issuance under the 2021 EIP and 2,584,186 shares of common stock for issuance under the 2021 ESPP.
The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of March 31, 2024 and December 31, 2023.
Common Stock Warrant Liabilities
50,945,000 warrants to purchase an equal number of shares of common stock of were exercisable as of March 31, 2024 and December 31, 2023. The Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, and the Public Warrants to purchase shares of common stock (each as defined below) are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	March 31, 2024 and December 31, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant

Private placement warrants - Common Stock	12/02/2020	09/29/2026	4,450,000	$11.50	$2.00
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	70,000	$2.56	$2.43
Public warrants – Common Stock	12/02/2020	09/29/2026	8,625,000	$11.50	$3.30
RDO Warrants - Common Stock	12/29/2023	12/29/2028	36,000,000	$0.57	$0.30
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	1,800,000	$0.62	$0.30
			50,945,000

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrant Liabilities – Fair Value
The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for as a reverse recapitalization. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with SVB. See Note 9, Long-Term Debt, in the consolidated financial statements included in the 2023 Form 10-K. The liability for warrants on common stock carried at fair value was as follows:

	Fair Value on December 31, 2023	Gain (loss) on fair value of warrants	Fair Value on March 31, 2024
	(In thousands)
Private placement warrants – Common Stock	$127	$114	$241
2022 Private Warrant – Common Stock	23	5	28
Public warrants – Common Stock	258	231	489
RDO Warrants - Common Stock	10,891	2,162	13,053
Placement Agent Warrants - Common Stock	536	108	644
	$11,835	$2,620	$14,455
The liabilities associated with the Private Placement Warrants, 2022 Private Warrant, RDO Warrants, and Placement Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three months ended March 31, 2024 and March 31, 2023.
Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $2.56 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $0.57 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $0.62 per warrant share . The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Private Placement Warrant – Fair Value Assumptions
The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of March 31, 2024	As of December 31, 2023
Current stock price	$0.46	$0.40
Expected volatility	115.0%	105.0%
Risk-free interest rate	4.5%	4.1%
Dividend rate	—%	—%
Expected Term (years)	2.50	2.75
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
2022 Private Warrant, RDO Warrants, Placement Agent Warrants - Fair Value Assumptions
The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants liabilities were as follows:

	As of March 31, 2024	As of December 31, 2023
Current stock price	$0.46	$0.40
Expected volatility	114.7%	108.3%
Risk-free interest rate	4.2% - 5.4%	3.8% - 3.9%
Dividend rate	—%	—%
Expected Term (years)	4.75 - 10.32	5 - 10.57
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
Contingent Earnout Liabilities
The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 21,758,148 shares of common stock (the “Earnout Shares”), which is based on two tranches of 10,879,074 per tranche. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.
The rollforward for the contingent earnout liabilities for the three months ended March 31, 2024 and 2023, was as follows:

	March 31,
	2024	2023
	(In thousands)
Beginning Balance	$1,456	$17,414
Gain on fair value of contingent earnout liabilities	$437	$9,653
Ending Balance	$1,893	$27,067
Fair Value Assumptions – Contingent Earnout Liabilities
Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of March 31, 2024	As of December 31, 2023
Current stock price	$0.46	$0.40
Expected volatility	115.0%	105.0%
Risk-free interest rate	4.5%	4.1%
Dividend yield	—%	—%
Expected Term (years)	2.50	2.75
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2024, the Company had a remaining allocated reserve of 29,230,966 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of March 31, 2024, the Company had an allocated reserve of 9,955,400 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2024, the Company had not begun any offering periods for the 2021 ESPP.
Stock options
Activity under the 2021 EIP is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2022	16,960	$0.54	7.3
Granted	—	$—
Exercised	(1,186)	$0.26
Forfeited or expired	(385)	$0.63
Outstanding as of March 31, 2023	15,389	$0.56	7.0
Options vested and expected to vest as of March 31, 2023	15,389	$0.56
Vested and exercisable as of March 31, 2023	10,800	$0.67

Outstanding as of December 31, 2023	13,152	$0.61	6.2
Granted	—	$—
Exercised	(1,614)	$0.18
Forfeited or expired	(144)	$0.81
Outstanding as of March 31, 2024	11,394	$0.67	5.9
Options vested and expected to vest as of March 31, 2024	11,394	$0.67
Vested and exercisable as of March 31, 2024	10,897	$0.68
The aggregate intrinsic value of options outstanding was $2.4 million and $2.3 million, respectively, as of March 31, 2024 and December 31, 2023. Intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was $0.2 million and $3.5 million, respectively. The total grant date fair value of options vested was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, total unrecognized compensation cost related to options was $0.1 million related to 0.5 million unvested options and is expected to be recognized over a weighted-average period of 0.8 years.
For the three months ended March 31, 2024, there were no options granted.
Restricted Stock Units
The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes outstanding and expected to vest RSUs as of March 31, 2024 and 2023 and their activity during the three months ended March 31, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2022	9,623	$4.47	$17,225
Granted	4,180	2.11	8,819
Released	(400)	5.55	1,300
Cancelled	(948)	4.37	2,520
Balance as of March 31, 2023	12,455	$3.65	$28,274
Expected to vest as of March 31, 2023	12,455	$3.65	$28,274

Balance as of December 31, 2023	20,066	$1.94	$7,978
Granted	1,133	0.35	393
Released	(1,668)	2.41	444
Cancelled	(1,271)	1.92	480
Balance as of March 31, 2024	18,260	$1.80	$8,319
Expected to vest as of March 31, 2024	18,260	$1.80	$8,319
The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of March 31, 2024, there was $29.9 million of unrecognized compensation cost related to 18.3 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years. As of March 31, 2023, there was $40.9 million of unrecognized compensation cost related to 12.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.
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

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Restricted stock units	$3,829	$4,058
Stock options	60	750
Earnout shares–employees	1,198	1,428
	$5,087	$6,236
The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cost of 3D Printer	$389	$194
Cost of Support services	195	72
Research and development	1,550	2,803
Selling and marketing	1,054	1,495
General and administrative	1,899	1,672
	$5,087	$6,236
Note 12. Income Taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and three months ended March 31, 2024 and 2023 differ from the federal statutory rate principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.
Note 13. Commitments and Contingencies
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of March 31, 2024 , the Company is not aware of any

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.
The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $21.5 million for parts and assemblies are due upon receipts and will primarily be delivered throughout 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.
Note 14. Employee Defined-Contribution Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company has paid all matching contributions as of March 31, 2024.
Note 15. Revenue
Customer Concentration
The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
	(as a percentage)
Customer 1	26.8%	—%	<10%	—%
Customer 2	13.5%	16.6%	<10%	<10%
Customer 3	<10%	17.6%	<10%	<10%
Customer 4	<10%	10.7%	—%	—%
Customer 5	<10%	10.6%	<10%	<10%
Customer 6	—%	10.6%	<10%	<10%

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue by Geographic Area
The Company currently sells its products in the geographic regions as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Americas	$9,373	$22,163
Europe	325	4,425
Other	88	99
Total	$9,786	$26,687
Contract Assets and Liabilities
There was $0.9 million of revenue recognized during the three months ended March 31, 2024, included in contract liabilities as of December 31, 2023. The amount of revenue recognized during the three months ended March 31, 2023 included in contract liabilities as of December 31, 2022 was $0.9 million. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.
Variable Consideration
The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. There was no revenue related to variable consideration during the three months ended March 31, 2024 and 2023.
Note 16. Revision of Previously Issued Condensed Consolidated Financial Statements
As discussed in Note 1, during the fourth quarter of 2023, the Company identified errors related to revenue, other assets and contract assets which also impacted the interim periods in 2023 as originally presented in the Company’s quarterly reports on Form 10-Q. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors including the classification of stock-based compensation as cost of revenue for the three months ended March 31, 2023. The Company concluded that these errors were not material, either individually or in the aggregate, to its previously issued interim condensed consolidated financial statements. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The Company revised the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 to reflect the corrections of these immaterial errors presented in this Quarterly Report.

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The impact of the revision is as follows:

	For the Three Months Ended
	March 31, 2023
	As Previously Reported	Adjustment	As Revised
Revenue
3D Printer	$24,575	$(127)	$24,448
Recurring payment	575	—	575
Support services	1,664	—	1,664
Total Revenue	26,814	(127)	26,687
Cost of revenue
3D Printer	21,974	194	22,168
Recurring payment	447	—	447
Support services	1,468	72	1,540
Total cost of revenue	23,889	266	24,155
Gross profit	2,925	(393)	2,532
Operating expenses
Research and development	10,547	(130)	10,417
Selling and marketing	6,174	—	6,174
General and administrative	10,327	(136)	10,191
Total operating expenses	27,048	(266)	26,782
Loss from operations	(24,123)	(127)	(24,250)
Interest expense	(220)	—	(220)
Gain (loss) on fair value of warrants	(2,553)	—	(2,553)
Gain (loss) on fair value of contingent earnout liabilities	(9,653)	—	(9,653)
Other income, net	351	—	351
Gain (loss) before provision for income taxes	(36,198)	(127)	(36,325)
Provision for income taxes	—	—	—
Net income (loss)	(36,198)	(127)	(36,325)

Net income (loss) per share:
Basic	$(0.19)	$—	$(0.19)
Diluted	$(0.19)	$—	$(0.19)

Shares used in computing net income (loss) per share:
Basic	189,609,021	—	189,609,021
Diluted	189,609,021	—	189,609,021

Net income (loss)	$(36,198)	$(127)	$(36,325)
Net unrealized holding gain (loss) on available-for-sale investments	288	—	288
Total comprehensive income (loss)	$(35,910)	$(127)	$(36,037)

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Subsequent Events
Second Amendment to Notes
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
Securities Purchase Agreement
On April 10, 2024, the “Company entered into securities purchase agreements (the “Purchase Agreements”) with certain investors (collectively, the “Purchasers”). The Purchase Agreements relate to the sale and issuance, on a reasonable best efforts basis (such sale and issuance, the “Offering”), by the Company of an aggregate of: (i) 34,285,715 shares of the Company’s common stock and (ii) warrants to purchase up to 34,285,715 shares of common stock (the “warrants”). The offering price per share of common stock and accompanying warrant is $0.35.
The warrants are immediately exercisable at an exercise price of $0.35 per share and will expire on the 5 year anniversary of the date of issuance.
The closing of the Offering resulted in gross proceeds to the Company of approximately $12 million. The Company used the net proceeds from the Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of the Company’s senior secured notes due 2026.
The Purchase Agreements contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions. In the Purchase Agreements, the Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the Offering, subject to certain exceptions. In addition, the Company has agreed not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a variable rate transaction (as defined in the Purchase Agreements) until 180 days after the closing date of the Offering, subject to certain exceptions. Additionally, each of the directors and officers of the Company, pursuant to lock-up agreements, agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 90-day period following the closing of the Offering.
In connection with the Offering, on April 10, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”). Pursuant to

Velo3D, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the terms of the Placement Agency Agreement, the Placement Agent agreed to arrange for the sale of the shares of common stock and the warrants. The Company paid the Placement Agent a cash fee equal to 7.0% of the aggregate purchase price paid by any and all Purchasers in connection with sales and will reimburse the Placement Agent for certain of its expenses in an aggregate amount up to $150,000. In addition, the Placement Agent will receive warrants (the “Placement Agent warrants”) to purchase such number of shares of common stock equal to 5.0% of the aggregate number of shares of common stock sold in the Offering, or an aggregate of 1,714,286 shares of common stock. The Placement Agent warrants will be exercisable immediately upon issuance and will have substantially the same terms as the warrants, except that the Placement Agent warrants will have an exercise price of $0.385 per share (representing 110% of the offering price per share of common stock and accompanying warrant) and will expire five years from the commencement of the sales pursuant to the Offering.
The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties, and termination provisions.
The common stock and warrants were offered by the Company pursuant to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-268346) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “Commission”) under the Securities Act on November 14, 2022 and declared effective by the Commission on November 21, 2022, including the prospectus supplement filed by the Company with the Commission pursuant to Rule 424(b) under the Securities Act dated April 10, 2024 to the prospectus contained in the Registration Statement dated November 21, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein. During the year ended December 31, 2023, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 7 accordingly. Refer to Notes 1 and 16 to the condensed consolidated financial statements included in Part 1 of this Quarterly Report on Form 10-Q for additional information.
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
Our technology is novel compared to other AM technologies based on its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that other legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.
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
Notwithstanding these efforts, due to the continuing impact of customer order delays and based our bookings to date, we expect revenue growth to continue to recover in the second half of 2024 and thereafter.
Recent Debt and Equity Transactions
As of September 30, 2023, we did not satisfy the minimum revenue covenant for the quarter ended September 30, 2023 in our then outstanding $70.0 million aggregate principal amount of senior secured convertible notes due 2026 (the “Secured Convertible Notes”). Since September 30, 2023 through April 30, 2024, we took the following steps to repay and restructure our indebtedness and raise additional capital:
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
•On December 29, 2023, we issued 36,000,000 shares of common stock and warrants to purchase 36,000,000 shares of common stock (the “RDO warrants”) for gross proceeds of $18.0 million in a registered direct offering (our “Registered Direct Offering”); and
•On December 29, 2023, we made a $25.0 million cash payment, together with accrued and unpaid interest, to the holders of the Secured Notes to repay approximately $20.8 million of aggregate principal amount thereof, and (ii) amended certain terms of the Secured Notes
On April 1, 2024, we made a cash payment of $5.5 million to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, we made a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest, we amended certain other terms of the Secured Notes, and we issued the holders of the Secured Notes warrants to purchase up to an aggregate of 21,949,079 shares of common stock. On April 10, 2024, we sold (such sale and issuance, the “Offering”) an aggregate of: (i) 34,285,715 shares of common stock and (ii) immediately exercisable warrants to purchase up to 34,285,715 shares of common stock at $0.35 per share. The offering price per share of common stock and accompanying warrant was $0.35 and resulted in gross proceeds to us of approximately $12 million. We intend to use the net proceeds from the Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of our Secured Notes. See Note 17 Subsequent Events in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. As of May 9, 2024, the Company had approximately $11.1 million in accounts receivable and $5.7 million in cash and investments.
Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.
Key Financial and Operational Metrics
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed herein and in the section of the 2023 Form 10-K titled “Risk Factors.”
We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions, and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business.

	As of and for the Three Months Ended March 31,
	2024	2023
Revenue ($ in millions)	$10	$27
Bookings ($ in millions)	$17	$20
Backlog ($ in millions)	$22	$24
Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.
Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.
Customer Concentration
Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended March 31, 2024 and 2023, sales to the top three customers accounted for 49.9% and 44.9%, respectively, of our revenue. Of the top three customers for the three months ended March 31, 2024, one customer was different from the top three customers for the comparable period in 2023.
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
We sell our fully integrated hardware and software AM solutions through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction (“Recurring Payment”). Support services are included with a 3D Printer sale transaction and a recurring payment transaction. For 3D Printer sale transactions where the     support service period has expired, customers may purchase extended support service contracts.
3D Printer sale transactions - can be divided into two categories: structured fixed purchase price and sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay a partial amount upfront to acquire the system, which is less than the full purchase price. This amount is then complemented by an hourly usage fee for the duration of the system's life. The variable payments are recognized when there is an event that determines the amount of variable consideration to be paid. There was no revenue related to variable consideration during the three months ended March 31, 2024 and 2023.
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
The Recurring Payment transactions, structured as operating leases, were 4.8% and 2.2% of revenue for the three months ended March 31, 2024 and 2023, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.
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
Other revenue included under 3D Printer sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment. Other revenue was not material for the three months ended March 31, 2024 and 2023, respectively.
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
Income Taxes
No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2024 and 2023.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023:
The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$7,660	$24,448	$(16,788)	(68.7)%
Recurring payment	470	575	(105)	(18.3)%
Support services	1,656	1,664	(8)	(0.5)%
Total Revenue	9,786	26,687	(16,901)	(63.3)%
Cost of revenue
3D Printer	9,394	22,168	(12,774)	(57.6)%
Recurring payment	315	447	(132)	(29.5)%
Support services	2,892	1,540	1,352	87.8%
Total cost of revenue	12,601	24,155	(11,554)	(47.8)%
Gross profit	(2,815)	2,532	(5,347)	(211.2)%
Operating expenses
Research and development	5,043	10,417	(5,374)	(51.6)%
Selling and marketing	4,809	6,174	(1,365)	(22.1)%
General and administrative	8,783	10,191	(1,408)	(13.8)%
Total operating expenses	18,635	26,782	(8,147)	(30.4)%
Loss from operations	(21,450)	(24,250)	2,800	(11.5)%
Interest expense	(3,897)	(220)	(3,677)	1671.4%
Loss on fair value of warrants	(2,620)	(2,553)	(67)	2.6%
Loss on fair value of contingent earnout liabilities	(437)	(9,653)	9,216	(95.5)%
Other income, net	94	351	(257)	(73.2)%
Income (loss) before provision for income taxes	(28,310)	(36,325)	8,015	(22.1)%
Provision for income taxes	(4)	—	(4)	—%
Net income (loss)	$(28,314)	$(36,325)	$8,011	(22.1)%

Revenue
The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended March 31,
	2024		2023		Change	%
	(In thousands, except for percentages)
3D Printer sales	$7,660	78.3%	$24,448	91.6%	$(16,788)	(68.7)%
Recurring payment	470	4.8%	575	2.2%	(105)	(18.3)%
Support services	1,656	16.9%	1,664	6.2%	(8)	(0.5)%
Total Revenue	$9,786	100.0%	$26,687	100.0%	$(16,901)	(63.3)%
Total revenue for the three months ended March 31, 2024 and 2023 was $9.8 million and $26.7 million, respectively, a decrease of $16.9 million, or 63.3%.
3D Printer sales were $7.7 million and $24.4 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $16.8 million. The decrease in revenue was primarily attributed to a fewer number of systems sold, mix of lower production volumes and discounted system pricing offset by our change in product mix to include more lower priced systems, resulting in a decrease in the average selling price. The 3D Printer sales also included parts and consumables revenue.
Recurring Payment, structured as an operating lease, was $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease in the number of 3D Printer systems in service generating Recurring Payment revenue as of March 31, 2024, compared to the number of 3D Printer systems in service as of March 31, 2023.
Our Support Service revenue was flat with $1.7 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
As discussed above, due to the impact of customer order delays in the fourth quarter of 2023 and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies. In addition, we believe customers may be hesitant to do business with us because of the uncertainty regarding our financial situation as a result of the Secured Notes. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of March 31, 2024, our backlog for firm orders was $22 million for 3D Printers compared to $13 million as of December 31, 2023. We expect our new sales strategy, especially in the defense and aerospace industries, will yield positive results for the rest of the year 2024.
In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue
The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended March 31,
	2024		2023		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$9,394	74.5%	$22,168	91.8%	$(12,774)	(57.6)%
Cost of Recurring Payment	315	2.5%	447	1.8%	(132)	(29.5)%
Cost of Support Services	2,892	23.0%	1,540	6.4%	1,352	87.8%
Total Cost of Revenue	$12,601	100.0%	$24,155	100.0%	$(11,554)	(47.8)%
Total cost of revenue for the three months ended March 31, 2024 and 2023 was $12.6 million and $24.2 million, respectively, a decrease of $11.6 million, or 47.8%.
Cost of 3D Printers was $9.4 million and $22.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $12.8 million was due to a decrease in number of systems sold for the three months ended March 31, 2024, compared to 2023 and due to a change in our product mix towards more Sapphire XC systems, which have a higher total per system cost compared to the Sapphire, for the three months ended March 31, 2024 compared to 2023.
Cost of Recurring Payment was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of $0.1 million was due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in March 31, 2024, compared to March 31, 2023.
Cost of Support Services was $2.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Cost of Support Services increase by $1.4 million, was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in March 31, 2024, compared to March 31, 2023.
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
Cost of revenue as a percentage of revenue was 128.8% and 90.5% for the three months ended March 31, 2024 and 2023, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems compared to Sapphire systems, and the impact of launch customer pricing for Sapphire XC.
We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue.
Gross Profit and Gross Margin
Total gross profit (loss) was $(2.8) million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was (28.8)% and 9.5% for the three months ended March 31, 2024 and 2023, respectively. The lower gross profit for the three months ended March 31, 2024 was primarily attributable to the change in the mix of Sapphire and Sapphire XC system sales, the impact of launch customer pricing for Sapphire XC, the higher than expected costs associated with the production of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems, and higher material, labor and overhead costs, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
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
Research and Development Expenses
Research and development expenses were $5.0 million and $10.4 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $5.4 million. The decrease in research and development expenses in 2024 was driven by a $1.4 million decrease in purchased materials, a $2.4 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.3 million in miscellaneous expenses, and a decrease of $1.4 million in stock-based compensation .
We expect research and development costs to continue to decrease in 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.
Selling and Marketing Expenses
Selling and marketing expenses were $4.8 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1.4 million. The decrease was attributable to a decrease of $0.5 million in stock-based compensation, an $1.0 million decrease in European marketing costs, and a $0.6 million decrease in general marketing initiatives, offset by a $0.7 million increase in headcount, salaries and employee-related expenses.
We expect selling and marketing expenses to continue to decrease during 2024 as we continue to implement our realignment strategy. During 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.
General and Administrative Expenses
General and administrative expenses were $8.8 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1.4 million. The decrease was attributable to a $0.8 million decrease in facilities expenses, a $0.9 million decrease in headcount, salaries and employee-related expenses, offset by a $0.8 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, and a $0.1 million increase in stock-based compensation.
We expect general and administrative expenses to decrease as a result of savings from our reduction in force and consolidation of our facilities in late 2023. We continue to focus on our company-wide initiatives to reduce operating costs for 2024 as we continue to implement our Strategic Realignment by reducing our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing.
Interest Expense
Interest expense was $3.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
We expect our interest expense will increase as a result of our Secured Notes.
Gain (loss) on Fair Value of Warrants
The change in fair value of warrants resulted in a loss of $2.6 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the change in our stock price.
Gain (loss) on Fair value of Contingent Earnout Liabilities
The change in fair value of the contingent earnout liability was a loss of $0.4 million and $9.7 million for the three months ended March 31, 2024 and 2023, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the change in our stock price.
Other Income, Net
Other income, net was $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Income Taxes
No provision for federal and state income taxes was recorded for both the three months ended March 31, 2024 and 2023 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2024 and December 31, 2023.
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

Liquidity and Capital Resources
As of March 31, 2024, we had raised net proceeds of $517.1 million, comprised of approximately $18 million from the Registered Direct Offering, which closed on December 28, 2023, approximately $66 million from the offering of $70.0 million aggregate principal amount of Notes (the “Initial Notes”), which closed on August 10, 2023, $22.8 million from the ATM Offering (described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $28.3 million and $36.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had $10.9 million and $31.1 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $385.4 million and $357.0 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.
Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $21.5 million for parts and assemblies are due upon receipt and will primarily be delivered in the first half of 2024. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases and Secured Notes. See Note 8, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
During the three months ended March 31, 2024, we experienced less revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales in the first quarter of 2024, however, our backlog has begun to recover with $22 million as of March 31, 2024 compared to $13 million as of December 31, 2023. As such, based our bookings to date, we expect revenue growth to continue in the second half of 2024 and thereafter. Although we expect revenue to continue to recover, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this unaudited condensed consolidated financial statements. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these condensed consolidated financial statements. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), we will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the investors cancel such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.
We expect that we will need to engage in additional financings to fund our operations and satisfy our debt obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Secured Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Secured Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022, and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.
On April 1, 2024, we entered into the Second Note Amendment to our Secured Notes and agreed to make a cash payment of $5.5 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, we issued warrants to purchase 21,949,079 shares of our common stock that become exercisable 45 days after the original issuance date at an exercise price of $0.4556 per share. The investors may exercise the warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.
On April 10, 2024, we sold an aggregate of: (i) 34,285,715 shares of common stock and (ii) immediately exercisable warrants to purchase up to 34,285,715 shares of common stock at $0.35 per share. The offering price per share of common stock and accompanying warrant was $0.35 and resulted in gross proceeds of approximately $12 million. We intend to use the net proceeds from the offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of the Secured Notes.
See Note 17, Subsequent Events for further information regarding the Second Note Amendment and the offering.
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
Even with the April 2024 offering, we require additional funding to continue operations and satisfy our obligations under our Secured Notes. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.
Debt Facilities
As of March 31, 2024, our debt arrangements comprised the Secured Notes, of which we had approximately $36.8 million aggregate principal amount outstanding as of March 31, 2024. The Secured Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2024, and will mature on August 1, 2026. When we repay principal on the Secured Notes pursuant to the terms of the Secured Notes, we will be required to pay 120% of the principal amount repaid plus accrued and unpaid interest. On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), we will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the investors cancel such redemption. The aggregate principal amount of the Secured

Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.
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
For more information, see Note 9, Long-Term Debt, in the notes of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023
	(In thousands)
Net cash used in operating activities	$(20,523)	$(30,834)	$10,311
Net cash provided by investing activities	$3,493	$20,962	$(17,469)
Net cash provided by financing activities	$285	$15,034	$(14,749)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $20.5 million, consisting primarily of a net loss of $28.3 million, non-cash loss of $12.7 million described below, and a decrease in net operating assets of $4.9 million. The decrease in net operating assets was comprised of a decrease from accounts payable of $4.2 million, a decrease from contract liabilities of $0.4 million, a decrease from other net operating assets of $1.7 million, a decrease in accrued expenses and other current liabilities of $0.2 million and a decrease from inventories of $2.6 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, offset by an increase from accounts receivable of $2.1 million due to timing of customer payments, and an increase from prepaid expenses of $1.1 million related to insurance and vendor prepayments. The noncash loss of $12.7 million primarily consisted of the stock-based compensation expense of $5.1 million, depreciation and amortization of $4.6 million and the loss on fair value of warrants of $2.6 million.
Net cash used in operating activities for the three months ended March 31, 2023 was $30.8 million, consisting primarily of a net loss of $36.3 million, noncash loss of $20.0 million described below, and an increase in net operating assets of $14.5 million. The net operating assets increase was primarily comprised of an increase from accounts payable of $2.7 million, an increase from inventories of $1.4 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, an increase from accounts receivable of $5.2 million due to increased revenue and timing of customer payments, and an increase from prepaid expenses of $2.8 million related to insurance and vendor prepayments, a decrease in accrued expenses and other current liabilities of $1.8 million, a decrease from contract liabilities of $4.6 million, and a decrease from other net operating assets of $.5 million. The noncash loss of $20.0 million primarily consisted of the loss on fair value of warrants of $2.6 million and the loss on fair value of contingent earnout liabilities of $9.7 million, and depreciation and amortization and stock-based compensation expense.
We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and cash savings initiatives as part our Strategic Realignment.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 was $3.5 million, consisting of property and equipment purchases of $0.0 million, offset by maturities of available-for-sale investment securities of $3.5 million.
Net cash provided by investing activities during the three months ended March 31, 2023 was $21.0 million, consisting of property and equipment purchases of $0.4 million and production of equipment for lease to customers of $0.1 million, partially offset by maturities of available-for-sale investment securities of $21.5 million.
We expect our capital expenditures to decrease in 2024 compared to 2023 as we intend to limit the number of 3D Printer systems as equipment for lease to customers and because we completed the construction of our manufacturing facility in 2022.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 was $0.3 million, consisting of proceeds of $0.3 million from the issuance of common stock upon exercise of stock options.
Net cash provided by financing activities during the three months ended March 31, 2023 was $15.0 million, consisting of proceeds of $10.4 million from the ATM Offering, net of issuance costs, $5.0 million drawn from our revolver facility, and $0.3 million from the issuance of common stock upon exercise of stock options, partially offset by $0.7 million in repayment of equipment loans.
We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Secured Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.
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
We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2024 and 2023.
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
Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting
We have taken measures to remediate the material weaknesses remaining as of March 31, 2024, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II – Item 1A.
Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which could have a material adverse impact on our business.
As described in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the consolidated financial statements included elsewhere in this Quarterly Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.
Our conclusion that there is substantial doubt about our ability to continue as a going concern may be viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, this conclusion may make it more difficult for us to raise the additional financing necessary to continue to operate our business and satisfy our obligations. In addition, this conclusion may make it more difficult for us to sell our products and meet our sales forecasts or retain employees, which may further impede our ability to raise additional financing. If we become unable to continue as a going concern, we may find it necessary to curtail our business, liquidate our assets and/or file a petition for reorganization under Title 11 of the U.S. Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.
We will require additional capital to fund our operations in the near-term, and this capital might not be available on acceptable terms, if at all.
We will need to engage in additional financings to fund our operations and satisfy our substantial debt obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay our Secured Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Secured Notes, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. However, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being may make taking such actions on commercially reasonable terms especially difficult.
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the outbreak of epidemic disease. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the near term, we will not be able to continue operations. If we are otherwise unable to obtain additional financing when we require it, our ability to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected and we may be required to liquidate and/or file for bankruptcy protection.
The terms of the Notes restrict our current and future operations. Upon an event of default, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
As of March 31, 2024, we had approximately $36.7 million aggregate principal amount of the Secured Notes outstanding. In addition, we have granted the holders of the Secured Notes the right to purchase up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 (the “Additional Secured Convertible Notes”) so long as the notice to exercise such option is provided no later than the August 14, 2025. We refer to the Secured Notes and the Secured Convertible Notes collectively as the “Notes.”
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
Our ability to make scheduled payments of principal or to pay interest on or to refinance the Notes or our other permitted indebtedness depends on our future performance and our ability to obtain future financing, which are subject to economic, financial, competitive and other factors, some of which are beyond our control. As of March 31, 2024, we had outstanding $36.7 million of Secured Notes, and the terms of the Secured Notes require us to pay approximately $44.0 million to repay the full principal amount of the Secured Notes at maturity or any other time. On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), we are required to redeem $8,750,000 of the principal amount of the Secured Notes for a repayment price of $10,500,000, plus accrued and unpaid interest, unless the holders cancel such redemption.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ATM Sales Agreement
In February 2023, we entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which we may offer and sell, from time to time through Needham, up to $40.0 million shares of common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, we reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, we filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the three months ended March 31, 2024, we sold no shares pursuant to the ATM sales agreement.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 10, 2024, we entered into a revised Change in Control Agreement with Bradley Kreger, our Chief Executive Officer, to extend the severance payment and continued health benefits in the event of a change in control qualifying termination from nine months to twelve months. There were no other changes to the original agreement. The form of revised Change in Control Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
In addition, on May 10, 2024, we entered into our standard form of Change in Control Agreement with Hull Xu, our Chief Financial Officer, that provides for the following in the event of a change in control qualifying termination: (A) a lump sum severance payment equal to (i) nine months base salary, (ii) the then-current annual target bonus, and (iii) the prorated amount of the annual target bonus for the year of the termination, (B) 100% acceleration of the time-based vesting schedule of any then-unvested equity awards, and (C) payment of premiums for continued medical benefits (or equivalent cash payments if applicable law so requires) for up to nine months.

Item 6. Exhibits

Exhibit Number	Description
10.1	Revised Change in Control Agreement with Bradley Kreger
10.2	Change in Control Agreement with Hull Xu
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Fremont, State of California, on the 15th day of May, 2024.

VELO3D, INC.

Date: May 15, 2024	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer