Form 10-Q
period 2024-06-30
Velo3D, Inc.
filed 2024-08-14
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39757

______________________________

Velo3D, Inc.

______________________________

(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court, Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VLD	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $402.50 per share	VLD WS	New York Stock Exchange

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

As of August 7, 2024, the registrant had 8,622,216 shares of common stock, $0.00001 per share outstanding.

Explanatory Note

Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:

•
“Legacy Velo3D” refer to Velo3D, Inc., a Delaware corporation, prior to the closing of the Merger;
•
“Merger” refer to the merger pursuant to that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company (“JAWS Spitfire”), Legacy Velo3D and Spitfire Merger Sub, Inc., a Delaware corporation (“Merger Sub”), as amended by Amendment No. 1 to the Business Combination Agreement, dated as of July 20, 2021 (the “Business Combination Agreement”), whereby Merger Sub merged with and into Legacy Velo3D, with Legacy Velo3D surviving the merger as a wholly-owned subsidiary of the Company, on September 29, 2021;
•
“Velo3D” refer to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, prior to its domestication), and its consolidated subsidiaries following the closing of the Merger;
•
“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•
“2023 Form 10-K” refer to our Annual Report on Form 10-K for the year-ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024.

“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, our strategic realignment and related initiatives, our market opportunities, and our future financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following:

•
our ability to generate positive cash flow and liquidity sufficient to meet our operating needs and satisfy our obligations;
•
our market opportunity;
•
our ability to maintain the listing of our common stock and our public warrants on the New York Stock Exchange (the “NYSE”), and the potential liquidity and trading of such securities;
•
our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, raise financing in the near-term, fund our operating expenses, maintain relationships with customers and retain our key employees;
•
changes in applicable laws or regulations;
•
the inability to develop and maintain effective internal control over financial reporting;
•
our ability to service and comply with our indebtedness;
•
our ability to raise financing in the near-term and in the future;

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
whether our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements and our ability to continue as a going concern;
•
the potential for our business development efforts to maximize the potential value of our portfolio;
•
regulatory developments in the United States and foreign countries;
•
the impact of laws and regulations;
•
our ability to successfully implement our strategic realignment and related initiatives;
•
our capital requirements and needs for additional financing;
•
our financial performance;
•
macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations and supply chain shortages; and
•
other factors detailed under the section entitled “Risk Factors” herein and in Item 1A of our 2023 Form 10-K.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2023 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,462	$24,494
Short-term investments	699	6,621
Accounts receivable, net	8,338	9,583
Inventories	59,521	60,816
Contract assets	8,861	7,510
Prepaid expenses and other current assets	2,289	4,000
Total current assets	82,170	113,024
Property and equipment, net	14,186	16,326
Equipment on lease, net	3,958	6,667
Other assets	16,338	17,782
Total assets	$116,652	$153,799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,008	$15,854
Accrued expenses and other current liabilities	5,864	6,491
Debt – current portion	24,592	21,191
Contract liabilities	4,090	5,135
Total current liabilities	48,554	48,671
Long-term debt – less current portion	—	11,941
Contingent earnout liabilities	69	1,456
Warrant liabilities	4,933	11,835
Other noncurrent liabilities	10,977	11,556
Total liabilities	64,533	85,459
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at June 30, 2024 and December 31, 2023, 8,611,219 and 7,502,478 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	437,642	425,471
Accumulated other comprehensive loss	(2)	(96)
Accumulated deficit	(385,523)	(357,037)
Total stockholders’ equity	52,119	68,340
Total liabilities and stockholders’ equity	$116,652	$153,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
3D Printer	$8,679	$23,190	$16,339	$47,638
Recurring payment	292	35	762	610
Support services	1,373	1,909	3,029	3,573
Total Revenue	10,344	25,134	20,130	51,821
Cost of revenue
3D Printer	10,744	20,052	20,138	42,220
Recurring payment	232	335	547	782
Support services	2,265	2,211	5,157	3,751
Total cost of revenue	13,241	22,598	25,842	46,753
Gross profit (loss)	(2,897)	2,536	(5,712)	5,068
Operating expenses
Research and development	4,545	12,238	9,588	22,655
Selling and marketing	4,273	6,108	9,082	12,282
General and administrative	8,805	9,896	17,588	20,087
Total operating expenses	17,623	28,242	36,258	55,024
Loss from operations	(20,520)	(25,706)	(41,970)	(49,956)
Interest expense	(5,463)	(344)	(9,360)	(564)
Gain (loss) on fair value of warrants	25,310	828	22,690	(1,725)
Gain (loss) on fair value of contingent earnout liabilities	1,824	1,843	1,387	(7,810)
Other income (expense), net	(1,327)	178	(1,233)	529
Income (loss) before provision for income taxes	(176)	(23,201)	(28,486)	(59,526)
Provision for income taxes	4	—	—	—
Net income (loss)	$(172)	$(23,201)	$(28,486)	$(59,526)

Net income (loss) per share:
Basic	$(0.02)	$(4.10)	$(3.55)	$(10.63)
Diluted	$(0.02)	$(4.10)	$(3.55)	$(10.63)
Shares used in computing net income (loss) per share:
Basic	8,475,386	5,659,601	8,015,722	5,598,386
Diluted	8,475,386	5,659,601	8,015,722	5,598,386

Net income (loss)	$(172)	$(23,201)	$(28,486)	$(59,526)
Net unrealized holding gain on available-for-sale investments	42	148	94	436
Total comprehensive income (loss)	$(130)	$(23,053)	$(28,392)	$(59,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(28,486)	$(59,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,707	2,983
Amortization of debt discount and deferred financing costs	8,281	43
Stock-based compensation	9,334	12,771
(Gain) loss on fair value of warrants	(22,690)	1,725
(Gain) loss on fair value of contingent earnout liabilities	(1,387)	7,810
Non-cash cost of issuance of common stock warrants on BEPO Offering	1,313	—
Realized loss on available for sale securities	21	—
Changes in assets and liabilities
Accounts receivable	1,245	(5,099)
Inventories	3,891	3,538
Contract assets	(1,351)	(8,323)
Prepaid expenses and other current assets	1,871	3,609
Other assets	1,369	292
Accounts payable	(2,391)	(1,716)
Accrued expenses and other liabilities	(595)	(6,249)
Contract liabilities	(345)	(9,422)
Other noncurrent liabilities	(1,279)	(1,214)
Net cash used in operating activities	(28,492)	(58,778)
Cash flows from investing activities
Purchase of property and equipment	(8)	(690)
Production of equipment for lease to customers	—	(3,694)
Sales of available for sale securities	2,474	—
Proceeds from maturity of available-for-sale investments	3,500	29,984
Net cash provided by investing activities	5,966	25,600
Cash flows from financing activities
Proceeds from ATM offering, net of issuance costs	—	15,591
Proceeds from revolver facility	—	14,000
Proceeds from equipment loans	—	1,600
Repayment of equipment loans	—	(1,467)
Proceeds from BEPO Offering, net of issuance costs	10,675	—
Repayment of secured notes	(10,500)	—
Issuance of common stock upon exercise of stock options	315	350
Net cash provided by financing activities	490	30,074
Effect of exchange rate changes on cash and cash equivalents	4	(11)
Net change in cash and cash equivalents	(22,032)	(3,115)
Cash and cash equivalents and restricted cash at beginning of period	25,294	32,783
Cash and cash equivalents and restricted cash at end of period	$3,262	$29,668

Supplemental disclosure of cash flow information
Cash paid for interest	$762	$564
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment	20	177
Equipment for lease to customers returned to inventory	2,235	4,364

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows:

	June 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$2,462	$28,868
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$3,262	$29,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of March 31, 2023	5,618,511	$2	$378,532	$(549)	$(258,223)	$119,762
Issuance of common stock upon exercise of stock options and release of restricted stock units	38,549	—	40	—	—	40
Stock-based compensation	—	—	6,535	—	—	6,535
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	83,094	—	5,133	—	—	5,133
Net loss	—	—	—	—	(23,201)	(23,201)
Other comprehensive income	—	—	—	148	—	148
Balance as of June 30, 2023	5,740,154	$2	$390,240	$(401)	$(281,424)	$108,417

Balance as of March 31, 2024	7,596,352	$2	$430,843	$(44)	$(385,351)	$45,450
Issuance of common stock upon exercise of stock options and release of restricted stock units	35,275	—	30	—	—	30
Stock-based compensation	—	—	4,247	—	—	4,247
Issuance of common stock in connection with BEPO Offering, net	979,592	—	2,522	—	—	2,522
Net loss	—	—	—	—	(172)	(172)
Other comprehensive income	—	—	—	42	—	42
Balance as of June 30, 2024	8,611,219	$2	$437,642	$(2)	$(385,523)	$52,119

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2022	5,477,984	$2	$361,528	$(837)	$(221,898)	$138,795
Issuance of common stock upon exercise of stock options and release of restricted stock units	83,862	—	350	—	—	350
Stock-based compensation	—	—	12,771	—	—	12,771
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	178,308	—	15,591	—	—	15,591
Net loss	—	—	—		(59,526)	(59,526)
Other comprehensive income	—	—	—	436	—	436
Balance as of June 30, 2023	5,740,154	$2	$390,240	$(401)	$(281,424)	$108,417

Balance as of December 31, 2023	7,502,478	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	129,149	—	315	—	—	315
Stock-based compensation	—	—	9,334	—	—	9,334
Issuance of common stock in connection with BEPO Offering, net	979,592	—	2,522	—	—	2,522
Net loss	—	—	—	—	(28,486)	(28,486)
Other comprehensive income	—	—	—	94	—	94
Balance as of June 30, 2024	8,611,219	$2	$437,642	$(2)	$(385,523)	$52,119

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

On September 29, 2021, JAWS Spitfire completed the previously announced merger with Legacy Velo3D, with Legacy Velo3D surviving as a wholly-owned subsidiary of JAWS Spitfire (the “Merger”). In connection with the Merger, JAWS Spitfire was renamed “Velo3D, Inc.”, and Legacy Velo3D was renamed “Velo3D US, Inc.”

The shares and Net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 before the 1-to-35 reverse stock split). All fractional shares were rounded.

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

On June 10, 2024, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s board of directors (the “Board”). On June 10, 2024, the Board approved the reverse stock split at a ratio of 1-for-35 (the “Reverse Stock Split”). On June 12, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of June 13, 2024.

As a result of the Reverse Stock Split, every 35 shares of the Company's common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The par value of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the Reverse Stock Split have been presented after giving effect to such adjustments.

Revision of Previously Issued Condensed Consolidated Financial Statements

During the fourth quarter of 2023, the Company identified a formula error and an incorrect hourly rate used in its calculation of variable consideration and the calculation of sales type leases related to revenue for the year ended December 31, 2022. The Company concluded that the errors were not material, either individually or in the aggregate, to its previously issued consolidated financial statements. Additionally, the Company has revised its previously issued interim condensed consolidated financial statements for the period ended June 30, 2023. Refer to Note 16 for further discussion on the revision of the previously issued condensed consolidated financial statements.

Notice of Delisting

On December 28, 2023, the Company received written notice from the NYSE that the Company was below compliance criteria pursuant to the continued listing standards set forth in Section 802.01C of the NYSE's Listed Company Manual because the average closing price of the Company's common stock was less than $1.00 per share over a consecutive 30 trading-day period. In a letter dated June 28, 2024, the NYSE confirmed that a calculation of the Company’s average stock price for the 30 trading days ended June 28, 2024, indicated that the Company’s stock price was above the NYSE’s minimum requirement of $1.00 based on a 30 trading-day average. Accordingly, as of June 28, 2024, the Company was no longer considered below the $1.00 continued listing criterion.

On July 8, 2024, the Company received written notice (the “Notice”) from the NYSE that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE's Listed Company Manual because its average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders' equity was less than $50 million. As of July 5, 2024, the Company’s 30 trading-day average market capitalization was approximately $36.6 million and its last reported stockholders’ deficit, as of March 31, 2024, was approximately $45.5 million.

In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company intends to submit a plan to the NYSE advising it of the definitive action(s) the Company has taken, is taking, or plans to take that would bring it into compliance with the continued listing standards within 18 months of receipt of the Notice (the “Cure Period”). The NYSE will review the Company’s plan and, within 45 days, make a determination as to whether the Company has made a reasonable demonstration of its ability to come into conformity with the listing standards within the Cure Period. If the NYSE accepts the Company’s plan, the Company’s common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to the Company’s compliance with the other continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan.

The Notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE during the Cure Period under the common stock trading symbol “VLD”, subject to the Company’s continued compliance with the plan and other listing requirements of the NYSE. The Notice does not affect the Company’s reporting obligations with the SEC. However, failure to satisfy the conditions of the Cure Period or to maintain compliance with other NYSE listing requirements could lead to delisting.

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2024, the Company had an accumulated deficit of $385.5 million and cash and short-term investments on hand of approximately $3.2 million.

Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements. As of August 2, 2024, the Company had approximately $8.7 million in accounts receivable, $1.1 million in cash and short-term investments, $17.5 million of accounts payable, and $24.6 million in Secured Notes.

On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Notes (as defined below) with the Investors (as defined below). Pursuant to the Second Note Amendment, the Company agreed to make and made a cash payment of $5.0 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, the Company issued to the Investors warrants to purchase 627,117 shares of the Company’s common stock that became exercisable 45 days after the original issuance date at an exercise price of $15.946 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

On April 10, 2024, the Company sold (such sale and issuance, the “BEPO Offering”) an aggregate of: (i) 979,592 shares of common stock and (ii) immediately exercisable warrants to purchase up to 979,592 shares of common stock at $12.25 per share. The offering price per share of common stock and accompanying warrant was $12.25 and resulted in gross proceeds to the Company of approximately $12 million. The Company used the net proceeds from the BEPO Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of portions of the Company’s Secured Notes.

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. During August 2024 we received extensions from the Investors for the July Redemption Payment through August 16, 2024.

Further, the Company will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term, through at-the-market sales under the ATM Agreement or other financings. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements.

In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. Potential strategic alternatives actively being explored or evaluated currently include a potential merger, business combination or sale. There can be no assurance that the Company’s strategic review process will result in any transaction or other strategic outcome on acceptable terms, or at all, to provide the necessary funding to continue its operations and satisfy its obligations and if not, the Company will be required to sell assets, liquidate and/or file for bankruptcy. The Company's strategic review remains ongoing, with the Board of Directors in discussions with multiple parties.

The Company’s operational priorities include reliability improvements and system uptime for the products previously sold to its key customers. If the Company is unable to maintain system reliability and uptime consistent with the expectations of key customers the Company will not be able to collect outstanding receivables, a significant portion of which are currently past due with customers, or variable consideration contingent on the future usage of 3D Printer systems and it will not be able to collect on contractual amounts owed which are contingent upon successful completion of site acceptance tests.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2023 Form 10-K. During the six months ended June 30, 2024, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update ("ASU") No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated financial statements and related disclosures.

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(172)	$(23,201)	$(28,486)	$(59,526)
Denominator:
Basic weighted average shares outstanding	8,475,386	5,659,601	8,015,722	5,598,386
Diluted weighted average shares outstanding	8,475,386	5,659,601	8,015,722	5,598,386

Net income (loss) per share
Basic	$(0.02)	$(4.10)	$(3.55)	$(10.63)
Diluted	$(0.02)	$(4.10)	$(3.55)	$(10.63)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	For the Three and Six Months Ended
	2024	2023

Common stock warrants	3,111,261	375,571
Common stock options	312,125	435,928
Restricted stock units	545,759	349,348
Total potentially dilutive common share equivalents	3,969,145	1,160,847

Total potentially dilutive common share equivalents for the three and six months ended June 30, 2024 and 2023 excludes 585,488 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$2,067	$—	$—	$2,067
Corporate bonds (ii)	—	699	—	699
Total financial assets	$2,067	$699	$—	$2,766
Liabilities
Common stock warrant liabilities (Public Warrants) (iii)	$48	$—	$—	$48
Common stock warrant liabilities (Private Placement Warrants) (iii)	—	—	24	24
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	5	5
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	2,037	2,037
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	100	100
Common stock warrant liabilities (2024 Private Warrants) (iii)	—	—	373	373
Common stock warrant liabilities (BEPO Warrants) (iii)	—	—	2,236	2,236
Common stock warrant liabilities (BEPO Agent Warrants) (iii)	—	—	110	110
Contingent earnout liabilities	—	—	69	69
Total financial liabilities	$48	$—	$4,954	$5,002

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,422	$—	$—	$3,422
Corporate bonds (ii)	—	6,621	—	6,621
Total financial assets	$3,422	$6,621	$—	$10,043
Liabilities
Common stock warrant liabilities (Public Warrants) (iii)	$258	$—	$—	$258
Common stock warrant liabilities (Private Placement Warrants) (iii)	—	—	127	127
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	23	23
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	10,891	10,891
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	536	536
Contingent earnout liabilities	—	—	1,456	1,456
Total financial liabilities	$258	$—	$13,033	$13,291

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.
(iii)
Included in warrant liabilities on the condensed consolidated balance sheets.

For more information regarding the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, and the BEPO Agent Warrants, and the Contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$10,891	$536	$—	$—	$—
Change in fair value	114	5	437	2,162	108	—	—	—
Fair value as of March 31, 2024	$241	$28	$1,893	$13,053	$644	$—	$—	$—
Issuance of instruments	—	—	—	—	—	6,321	9,020	446
Change in fair value	(217)	(23)	(1,824)	(11,016)	(544)	(5,948)	(6,784)	(336)
Fair value as of June 30, 2024	$24	$5	$69	$2,037	$100	$373	$2,236	$110

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants
	(In thousands)
Fair value as of January 1, 2023	$888	$109	$17,414	$—	$—	$—	$—	$—
Change in fair value	869	37	9,653	—	—	—	—	—
Fair value as of March 31, 2023	$1,757	$146	$27,067	$—	$—	$—	$—	$—
Change in fair value	(269)	(6)	(1,843)	—	—	—	—	—
Fair value as of June 30, 2023	$1,488	$140	$25,224	$—	$—	$—	$—	$—

The fair value of the private placement warrant liabilities, the 2022 Private Warrant, the contingent earnout liabilities, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, and the BEPO Agent Warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

In determining the fair value of the Private Placement Warrant liabilities, contingent earnout liabilities, and 2024 Private Warrants, the Company used the Monte Carlo simulation model using a distribution of potential outcomes on a weekly basis over the applicable periods that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).

In determining the fair value of the 2022 Private Warrant, RDO Warrants, Placement Agent Warrants, BEPO Warrants, and BEPO Agent Warrants, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments).

Note 5. Investments

Available-for-sale Investments

The following table summarizes the Company’s available-for-sale (“AFS”) investments. These are classified as “Short-term investments” on the condensed consolidated balance sheets.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	$701	$—	$(2)	$699
Total available-for-sale investments	$701	$—	$(2)	$699

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	$6,717	$—	$(96)	$6,621
Total available-for-sale investments	$6,717	$—	$(96)	$6,621

The following table presents the breakdown of the AFS investments in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Corporate bonds
Less than 12 months	$—	$—	$—	$—
12 months or longer	699	(2)	6,621	(96)
Total	$699	$(2)	$6,621	$(96)

There were no material realized gains or losses on AFS investments during the three and six months ended June 30, 2024 and June 30, 2023.

All remaining contractual maturities of AFS investments held at June 30, 2024 are as follows:

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Corporate bonds	$699	$(2)	$—	$—
Total	$699	$(2)	$—	$—

Actual maturities may differ from the contractual maturities because the Company may sell these investments prior to their contractual maturities.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Trade receivables	$9,061	$10,203
Less: Allowances for credit losses	(723)	(620)
Total	$8,338	$9,583

Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Raw materials	$42,453	$48,488
Work-in-progress	13,712	9,922
Finished goods	3,356	2,406
Total	$59,521	$60,816

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Prepaid insurance and other	$2,129	$2,738
Vendor prepayments	160	1,262
Total	$2,289	$4,000

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Computers and software	$2,525	$2,549
Lab equipment and other equipment	8,018	8,075
Furniture and fixtures	206	206
Leasehold improvements	14,484	14,406
Total property, plant and equipment	25,233	25,236
Less accumulated depreciation and amortization	(11,047)	(8,910)
Property, plant and equipment, net	$14,186	$16,326

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.1 million and $1.2 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $2.2 million and $2.3 million, respectively.

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

Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Right of use assets	$9,792	$10,672
Non-current contract assets	4,862	5,117
Non-current prepaid expenses and other assets	1,684	1,993
Total Other assets	$16,338	$17,782

Certain balances included in contract assets for prior periods have been reclassified to conform to the current period presentation.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Accrued expenses	$2,121	$1,948
Accrued salaries and benefits	1,742	2,277
Lease liability – current portion	2,001	2,266
Total Accrued expenses and other current liabilities	$5,864	$6,491

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Lease liabilities – noncurrent portion	$9,345	$10,176
Other noncurrent liabilities	1,632	1,380
Total other noncurrent liabilities	$10,977	$11,556

Note 7. Equipment on Lease, Net

The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.7 million as of June 30, 2024. The equipment leased to customers had a cost basis of $7.4 million and accumulated depreciation of $0.8 million as of December 31, 2023.

The total depreciation expense was $0.2 million and $0.3 million included in cost of revenue for the three months ended June 30, 2024 and 2023, respectively. The total depreciation expense was $0.5 million and $0.6 million included in cost of revenue for the six months ended June 30, 2024 and 2023, respectively.

Lease payments from customers consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Equipment on lease payments	$292	$35	$762	$610

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2024 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell (McGlincy) was terminated during the quarter ended March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company exited from its two facilities at Campbell (Division) during the quarter ended December 31, 2023, which are no longer in use, however the lease agreements have not been terminated as of June 30, 2024.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$9,792	$10,672
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,865	$2,153
Noncurrent (Other noncurrent liabilities)	9,159	9,973
	11,024	12,126
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$136	$113
Noncurrent (Other noncurrent liabilities)	186	203
	$322	$316
Total lease liabilities	$11,346	$12,442

There were no impairments recorded related to these assets as of June 30, 2024 and December 31, 2023.

Information about lease-related balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except years and percentages)
Operating lease expense	$746	$746	$1,492	$1,510
Financing lease expense	43	9	92	18
Short-term lease expense	40	66	108	160
Total lease expense	$829	$821	$1,692	$1,688
Cash paid for leases	$752	$700	$1,498	$1,406
Weighted – average remaining lease term – operating leases (years)	7.5	3.6	7.5	3.6
Weighted – average discount rate – operating leases	8.9%	8.7%	8.9%	8.7%

Maturity of operating lease liabilities as of June 30, 2024 are as follows:

(In thousands)
Remainder of 2024	$1,353
2025	2,390
2026	2,430
2027	2,400
2028	2,490
Thereafter	8,779
Total operating lease payments	$19,842
Less portion representing imputed interest	(8,818)
Total operating lease liabilities	$11,024
Less current portion	1,865
Long-term portion	$9,159

Note 9. Debt

Debt consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Secured notes	$24,907	$33,516
Deferred financing costs	(315)	(384)
Total	$24,592	$33,132
Debt – current portion	24,592	21,191
Long-term debt – less current portion	$—	$11,941

The Company’s debt consists of Secured Notes entered into with High Trail Investments ON LLC and an affiliated institutional investor (together, the "Investors"). The Secured Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies). For a full description of the debt arrangement, see Note 9, Debt, in the audited consolidated financial statements included in the 2023 Form 10-K.

Pursuant to the Second Note Amendment, the Company made a cash payment of $5.0 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, and made a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest.

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. The July Redemption Payment will be paid monthly at a Repayment Price of $1,050,000 with $875,000 in aggregate principal amount of the Secured Notes redeemed. In addition to the July Redemption Payment, on the first day of each three-month period beginning on October 1, 2024 (a “Partial Redemption Date”), the Company will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the Investors cancel or waive such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000. During August 2024 we received extensions from the Investors for the July Redemption Payment through August 16, 2024.

The Secured Notes include terms that provide the Investors seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contain redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features are settled in cash. As of June 30, 2024, the Company has not included the effect of an event of default or the effect of a fundamental change in control in the valuation of the Secured Notes. The Company will continue to monitor the likelihood of these events and associated impact on the valuation of the Secured Notes in future reporting periods.

On July 2, 2024, we received a notice of default from the trustee of the Secured Notes, U.S. Bank Trust Company, National Association (the "Trustee") stating that the Company was in violation of Section 4.4 of the the indenture dated as of August 14, 2023 (the “Indenture”) between the Company and the Trustee as of April 29, 2024, due to the Company's failure to timely provide an Officer's Certificate indicating the Company was in compliance with the covenants in the Indenture. On July 3, 2024, we submitted to the Trustee the required documents to cure the covenant non-compliance. On July 9, 2024, we obtained a waiver from the Investors waiving this default, related defaults, and the payment of any accrued default interest in connection with these defaults.

The Company incurred deferred financing costs of $0.5 million related to the Secured Notes, which were capitalized upon issuance and are being accreted over the term of the Secured Notes using the effective interest rate method with $0.1 million and $0.2 million amortized to interest expense for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the remaining unamortized balance of deferred financing costs was $0.3 million and were included in Debt — current portion on the balance sheets.

Additionally, the Company is accreting discounts of $17.8 million and capitalizing to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $4.9 million and $8.0 million amortized to interest expense for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the unamortized discount was $8.6 million, which includes the difference between the principal and the Repayment Price. For the three months ended June 30, 2024, the Company incurred and paid $0.4 million and $0.6 million in interest expense, respectively, related to the Secured Notes. For the six months ended June 30, 2024, the Company incurred and paid $1.0 million and $0.6 million in interest expense, respectively, related to the Secured Notes. The effective interest rate was 98.5% for the three and six months ended June 30, 2024.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, are as follows as of June 30, 2024:

(In thousands)
2024	$21,000
2025	$12,500
$33,500

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of June 30, 2024, we had 8,611,219 shares of common stock outstanding.The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

April 2024 Securities Purchase Agreement

On April 10, 2024, the Company entered into securities purchase agreements (the “BEPO Purchase Agreements”) with certain investors (collectively, the “Purchasers”). The BEPO Purchase Agreements relate to the sale and issuance, on a reasonable best efforts basis (collectively, the “BEPO Offering”), by the Company of an aggregate of: (i) 979,592 shares of the Company’s common stock and (ii) warrants to purchase up to 979,592 shares of common stock (the “BEPO Warrants”). The offering price per share of common stock and the exercise price of the accompanying BEPO Warrants is $12.25.

On April 12, 2024, the Company completed the BEPO Offering, resulting in gross proceeds to the Company of approximately $12 million. The Company used the net proceeds from the BEPO Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of a portion of the Company’s Secured Notes.

In connection with the BEPO Offering, on April 10, 2024, the Company also entered into a placement agency agreement (the “BEPO Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “BEPO Placement Agent”). Pursuant to the terms of the BEPO Placement Agency Agreement, the BEPO Placement Agent agreed to arrange for the sale of the shares of common stock and the warrants. The Company paid the BEPO Placement Agent a cash fee equal to 7.0% of the aggregate purchase price paid by the Purchasers in connection with sales and reimbursed the BEPO Placement Agent for certain of its expenses in an aggregate amount of $150,000. In addition, the Company issued Placement Agent warrants (the “BEPO Agent Warrants”) to purchase such number of shares of common stock equal to 5.0% of the aggregate number of shares of common stock sold in the BEPO Offering, or an aggregate of 48,980 shares of common stock. The BEPO Agent warrants are exercisable immediately upon issuance and have substantially the same terms as the BEPO Warrants, except that the BEPO Agent Warrants have an exercise price of $13.475 per share (representing 110% of the offering price per share of common stock and accompanying warrant) and will expire five years from the commencement of the sales pursuant to the BEPO Offering.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	June 30,	December 31,
	2024	2023
	(share data)
Common stock warrants	3,111,261	1,455,574
Shares available for future grant under 2021 Equity Incentive Plan	789,655	844,496
Reserved for At-the-Market offering	80,742	80,742
Reserved for employee stock purchase plan	284,440	210,606
Total shares of common stock reserved	4,266,098	2,591,418

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 571,429 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During six months ended June 30, 2024, the Company sold no shares pursuant to the ATM sales agreement.

Effective January 1, 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 369,170 shares of common stock for issuance under the 2021 EIP and 73,748 shares of common stock for issuance under the 2021 ESPP (as defined below).

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of June 30, 2024 and December 31, 2023.

Common Stock Warrant Liabilities

In connection with the BEPO Offering, the Company issued BEPO Warrants to purchase up to an aggregate of 979,592 shares of common stock. The BEPO Warrants are immediately exercisable at an exercise price of $12.25 per share and will expire on the five year anniversary of the date of issuance. In connection with the BEPO Placement Agency Agreement, we also issued BEPO Agent Warrants to purchase up to 48,980 shares of common stock. The BEPO Agent Warrants are exercisable at an exercise price of $13.475 per share and will expire on the five year anniversary of the date of issuance.

In connection with the Second Note Amendment, on April 1, 2024, the Company also entered into a letter agreement (the “Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants (the “2024 Private Warrants”) to purchase up to an aggregate of 627,117 shares of Common Stock. The 2024 Private Warrants became exercisable 45 days after the original issuance date (the “Initial Exercise Date”), are exercisable at an exercise price of $15.946 per share and will expire on the one year anniversary of the later of (i) the Initial Exercise Date and (ii) the date on which the Resale Registration Statement (as defined in the Letter Agreement) is declared effective by the SEC. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

Warrants to purchase an equal number of shares of common stock of 3,111,261 and 1,455,574 were exercisable as of June 30, 2024 and December 31, 2023, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, and BEPO Agent Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	June 30, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public Warrants – Common Stock	12/02/2020	09/29/2026	246,429	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
RDO Warrants - Common Stock	12/29/2023	12/29/2028	1,028,571	$19.78
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
2024 Private Warrants - Common Stock	4/1/2024	5/16/2025	627,117	$15.95
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	979,592	$12.25
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	48,980	$13.48
			3,111,261

	December 31, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public warrants – Common Stock	12/02/2020	09/29/2026	246,428	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
RDO Warrants - Common Stock	12/29/2023	12/29/2028	1,028,574	$19.78
2023 Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
			1,455,574

Warrant Liabilities – Fair Value

The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for as a reverse recapitalization. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with Silicon Valley Bank. See Note 9, Debt, in the consolidated financial statements included in the 2023 Form 10-K.

The liabilities associated with the Private Placement Warrants, 2022 Private Warrants, RDO Warrants, Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, and BEPO Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and six months ended June 30, 2024 and June 30, 2023. See Note 4, Fair Value Measurements, in this Report for liability classified warrants recorded at fair value.

Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $402.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $89.60 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $19.78 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $21.75 per warrant share . The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Private Placement Warrants – Fair Value Assumptions

The fair value assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of June 30, 2024	As of December 31, 2023
Current stock price	$3.32	$13.92
Expected volatility	100.0%	105.0%
Risk-free interest rate	4.7%	4.1%
Dividend rate	—%	—%
Expected Term (years)	2.25	2.75

Expected volatility: The volatility is determined iteratively, such that the concluded value of the Private Placement Warrants are equal to the traded price.

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

2022 Private Warrants, RDO Warrants, Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants liabilities were as follows:

	As of June 30, 2024	As of December 31, 2023
Current stock price	$3.32	$14.00
Expected volatility	118.6%	108.3%
Risk-free interest rate	4.4% - 5.2%	3.8% - 3.9%
Dividend rate	—%	—%
Expected Term (years)	4.5 - 10.07	5 - 10.57

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

2024 Private Warrants, - Fair Value Assumptions

The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

As of June 30, 2024
Current stock price	$3.32
Expected volatility	140.8%
Risk-free interest rate	5.4%
Dividend yield	—%
Expected Term (years)	0.88

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

BEPO Warrants, BEPO Agent Warrant - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

As of June 30, 2024
Current stock price	$3.32
Expected volatility	118.6%
Risk-free interest rate	5.4%
Dividend yield	—%
Expected Term (years)	4.79

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 585,488 shares of common stock (the “Earnout Shares”), which is based on two tranches of 292,744 per tranche. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.

See Note 4, Fair Value Measurements, in this Report for the liability for contingent earnout liabilities carried at fair value for the three months ended June 30, 2024 and 2023.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of June 30, 2024	As of December 31, 2023
Current stock price	$3.32	$14.00
Expected volatility	118.7%	105.0%
Risk-free interest rate	4.7%	4.1%
Dividend yield	—%	—%
Expected Term (years)	2.25	2.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2024, the Company had a remaining allocated reserve of 789,655 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of June 30, 2024, the Company had an allocated reserve of 284,440 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2024, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2022	485	$18.90	7.3
Granted	—	$—
Exercised	(37)	$10.15
Forfeited or expired	(12)	$21.70
Outstanding as of June 30, 2023	436	$19.95	7.4
Options vested and expected to vest as of June 30, 2023	436	$19.95
Vested and exercisable as of June 30, 2023	330	$23.10

Outstanding as of December 31, 2023	376	$21.47	6.2
Granted	—	$—
Exercised	(51)	$6.30
Forfeited or expired	(13)	$28.43
Outstanding as of June 30, 2024	312	$23.53	5.9
Options vested and expected to vest as of June 30, 2024	312	$23.53
Vested and exercisable as of June 30, 2024	311	$23.76

The aggregate intrinsic value of options outstanding was $2.0 million and $2.3 million, respectively, as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of 0.7 years.

For the six months ended June 30, 2024, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of June 30, 2024 and 2023 and their activity during the six months ended June 30, 2024 and 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2022	275	$156.45
Granted	163	73.85
Released	(47)	134.05
Cancelled	(41)	149.45
Balance as of June 30, 2023	350	$121.80	$26,411
Expected to vest as of June 30, 2023	350	$121.80	$26,411

Balance as of December 31, 2023	570	$68.00
Granted	137	$8.30
Released	(83)	$81.54
Cancelled	(78)	$66.88
Balance as of June 30, 2024	546	$51.13	$1,812
Expected to vest as of June 30, 2024	546	$51.13	$1,812

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of June 30, 2024, there was $24.6 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2023, there was $37.3 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Restricted stock units	$3,101	$4,745	$6,930	$8,803
Stock options	39	119	99	354
Earnout shares–employees	1,107	1,671	2,305	3,614
	$4,247	$6,535	$9,334	$12,771

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of 3D Printer	$269	$324	$658	$518
Cost of Support services	138	120	333	192
Research and development	1,130	2,835	2,680	5,638
Selling and marketing	862	1,585	1,916	3,081
General and administrative	1,848	1,671	3,747	3,342
	$4,247	$6,535	$9,334	$12,771

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the federal statutory rate principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of June 30, 2024 , the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $12.0 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.3 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company has paid all matching contributions as of June 30, 2024.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
	(as a percentage)
Customer 1	24.0%	—%	25.4%	—%	—%	—%
Customer 2	26.5%	—%	20.1%	<10%	<10%	<10%
Customer 3	16.0%	—%	<10%	—%	16.9%	—%
Customer 4	11.4%	<10%	<10%	<10%	<10%	—%
Customer 5	<10%	11.5%	<10%	10.4%	<10%	<10%
Customer 6	<10%	<10%	<10%	<10%	14.0%	11.2%
Customer 7	<10%	<10%	<10%	11.3%	<10%	<10%
Customer 8	<10%	23.4%	<10%	11.3%	<10%	<10%
Customer 9	<10%	12.1%	<10%	<10%	<10%	<10%
Customer 10	<10%	11.3%	<10%	<10%	—%	<10%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Americas	$10,103	$20,923	$19,476	$43,086
Europe	176	4,173	501	8,598
Other	65	38	153	137
Total	$10,344	$25,134	$20,130	$51,821

Contract Assets and Liabilities

There was $0.8 million and $1.6 million of revenue recognized during the three and six months ended June 30, 2024, respectively, included in contract liabilities as of December 31, 2023. The amount of revenue recognized during the three and six months ended June 30, 2023 included in contract liabilities as of December 31, 2022 was $0.9 million and $1.8 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjusts the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result of a change in estimation. There was no revenue related to variable consideration during the three ended June 30, 2024 and 2023. There was no revenue related to variable consideration and $1.3 million in revenue related to variable consideration for the six months ended June 30, 2024 and 2023, respectively.

Note 16. Revision of Previously Issued Condensed Consolidated Financial Statements

As discussed in Note 1, during the fourth quarter of 2023, the Company identified errors related to revenue, other assets and contract assets which also impacted the interim periods in 2023 as originally presented in the Company’s quarterly reports on Form 10-Q. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors including the classification of stock-based compensation as cost of revenue for the three and six months ended June 30, 2023. The Company concluded that these errors were not material, either individually or in the aggregate, to its previously issued interim condensed consolidated financial statements. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The Company revised the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 to reflect the corrections of these immaterial errors in this Quarterly Report.

The impact of the revision is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue
3D Printer	$23,190	$—	$23,190	$47,765	$(127)	$47,638
Recurring payment	35	—	35	610	—	610
Support services	1,909	—	1,909	3,573	—	3,573
Total Revenue	25,134	—	25,134	51,948	(127)	51,821
Cost of revenue
3D Printer	19,728	324	20,052	41,702	518	42,220
Recurring payment	335	—	335	782	—	782
Support services	2,091	120	2,211	3,559	192	3,751
Total cost of revenue	22,154	444	22,598	46,043	710	46,753
Gross profit	2,980	(444)	2,536	5,905	(837)	5,068
Operating expenses
Research and development	12,454	(216)	12,238	23,001	(346)	22,655
Selling and marketing	6,108	—	6,108	12,282	—	12,282
General and administrative	10,124	(228)	9,896	20,451	(364)	20,087
Total operating expenses	28,686	(444)	28,242	55,734	(710)	55,024
Loss from operations	(25,706)	—	(25,706)	(49,829)	(127)	(49,956)
Interest expense	(344)	—	(344)	(564)	—	(564)
Gain (loss) on fair value of warrants	828	—	828	(1,725)	—	(1,725)
Gain (loss) on fair value of contingent earnout liabilities	1,843	—	1,843	(7,810)	—	(7,810)
Other income, net	178	—	178	529	—	529
Loss before provision for income taxes	(23,201)	—	(23,201)	(59,399)	(127)	(59,526)
Provision for income taxes	—	—	—	—	—	—
Net loss	(23,201)	—	(23,201)	(59,399)	(127)	(59,526)

Net loss per share–basic and diluted	$(4.10)	$—	$(4.10)	$(10.61)	$—	$(10.63)

Shares used in computing net loss per share–basic and diluted	5,659,601	—	5,659,601	5,598,386	—	5,598,386

Net loss	$(23,201)	$—	$(23,201)	$(59,399)	$(127)	$(59,526)
Net unrealized holding gain on available-for-sale investments	148	—	148	436	—	436
Total comprehensive loss	$(23,053)	$—	$(23,053)	$(58,963)	$(127)	$(59,090)

Note 17. Subsequent Events

Third Note Amendment

On July 1, 2024, the Company entered into the Third Note Amendment to the Secured Notes with the Investors. Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July Redemption Payment of $10.5 million over a period of ten equal monthly payments commencing August 1, 2024.

July Letter Agreement and Warrants

In connection with the Third Note Amendment and as consideration for the deferral of the July Redemption Payment, on July 1, 2024, the Company also entered into a letter agreement (the “July Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants to purchase 1,650,000 shares of the Company’s common stock that are exercisable on the issuance date at an exercise price of $3.00 per share and expire on the five year anniversary of the date on which the resale registration statement required to be filed by the Company pursurant to the July Letter Agreement is declared effective by the SEC. The Investors may exercise these warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes. These warrants may also be exercised on a cashless basis under certain circumstances.

The warrants were issued to the Investors, and any shares of common stock issuable upon exercise of the warrants will be issued to the Investors, pursuant to the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act. Pursuant to the July Letter Agreement, the Company has agreed to file with the SEC a resale registration statement as soon as practicable but in no event later than thirty days after the issuance date of the warrants to register the resale of the shares of common stock underlying the warrants. The July Letter Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company, and other obligations of the parties.

Reduction in Force

On August 9, 2024, the Company commenced a reduction in force plan to streamline its business operations, reduce costs and create further operating efficiencies, which affected 63 employees, representing approximately 30% of the Company’s workforce. In connection with the reduction in force, the Company currently estimates it will incur approximately $1.1 million to $1.7 million of costs, consisting primarily of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The majority of the cash payments related to these expenses will be paid out during the fourth quarter of 2024.

Warrant Inducement Exercise

On August 12, 2024, the Company entered into a warrant inducement (the “Inducement Agreement”) with certain warrant holders (the “Warrant Holders”) which references the warrants (the “Existing Warrants”) registered for sale under the registration statement on Form S-3 (file No. 333-268346) in the amount of 742,857 warrants to purchase shares of the Company’s common stock, par value $0.00001 per share.

Pursuant to the Inducement Agreement, the holders of the Existing Warrants agreed to reduce the exercise price of their Existing Warrants totaling 742,857, from $19.78 per share to $2.28 per share. Additionally, the Company agreed to issue registered warrants with an exercise price of $2.28 per share to purchase 1,485,714 shares of Common Stock (the “New Warrants”), pursuant to a warrant agreement (the “New Warrant Agreement”). If exercised in full, the Company will receive aggregate gross proceeds up to approximately $1.6 million, before deducting expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein. During the year ended December 31, 2023, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Notes 1 and 16 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

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

As discussed elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. As of June 30, 2024, the Company had approximately $3.2 million in cash and short-term investments and $8.3 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $14.0 million and $24.6 million in Secured Notes as of June 30, 2024. As of August 2, 2024, the Company had approximately $8.7 million in accounts receivable, $1.1 million in cash and short-term investments, $17.5 million of accounts payable, and $24.6 million in Secured Notes.

Our financial condition has caused customers to delay 3D printer orders until our financial condition improves, resulting in delays in 3D printer sales and difficulty building our bookings and backlog pipeline. Timing of customer orders have also been impacted by our customers' ability to secure financing to purchase our products, which continues to be challenging in the current interest rate environment. Additionally, due to our inability to satisfy our accounts payable obligations, we are unable to secure credit terms and volume discounts with our suppliers, causing us to have to pay a premium and/or in advance, for components of our products and/or source components from alternate suppliers at unfavorable terms. Our product margins are negatively impacted by these trends, and will continue to negatively impact our business until our financial condition improves and we can re-establish relationships with our suppliers.

On August 9, 2024, the Company commenced a reduction in force plan to streamline its business operations, reduce costs and create further operating efficiencies, which affected 63 employees, representing approximately 30% of the Company’s workforce. In connection with the reduction in force, the Company currently estimates it will incur approximately $1.1 million to $1.7 million of costs, consisting primarily of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The majority of the cash payments related to these expenses will be paid out during the fourth quarter of 2024.

Recent Debt and Equity Transactions

As of September 30, 2023, we did not satisfy the minimum revenue covenant for the quarter ended September 30, 2023 in our then outstanding $70.0 million aggregate principal amount of senior secured convertible notes due 2026 (the “Secured Convertible Notes”). Since September 30, 2023 through July 31, 2024, we took the following steps to repay and restructure our indebtedness and raise additional capital:

•
On November 28, 2023, we (i) made a $15.0 million cash payment, together with accrued and unpaid interest, to the holders of the Secured Convertible Notes to repay $12.5 million of aggregate principal amount thereof, (ii) exchanged the remaining Secured Convertible Notes for (A) $57.5 million aggregate principal amount of senior secured notes due 2026 (the “Secured Notes”) and (B) 285,715 shares of common stock, and (iii) made a cash payment of accrued and unpaid interest on the remaining Secured Convertible Notes that were exchanged;
•
During December 2023, we offered and sold approximately 255,472 shares of our common stock for gross proceeds of approximately $5.0 million pursuant to our “at-the-market” offering sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent;
•
On December 29, 2023, we issued 1,028,572 shares of common stock and warrants to purchase 1,028,572 shares of common stock (the “RDO warrants”) for gross proceeds of $18.0 million in a registered direct offering (our “Registered Direct Offering”); and
•
On December 29, 2023, we made a $25.0 million cash payment, together with accrued and unpaid interest, to the holders of the Secured Notes to repay approximately $20.8 million of aggregate principal amount thereof, and (ii) amended certain terms of the Secured Notes
•
On April 1, 2024, we made a cash payment of $5.0 million to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, we made a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest, we amended certain other terms of the Secured Notes, and we issued the holders of the Secured Notes warrants to purchase up to an aggregate of 627,117 shares of common stock.
•
On April 10, 2024, we sold an aggregate of: (i) 979,592 shares of common stock and (ii) immediately exercisable warrants to purchase up to 979,592 shares of common stock at $12.25 per share. The offering price per share of common stock and accompanying warrant was $12.25 and resulted in gross proceeds to us of approximately $12 million.

On July 1, 2024, we entered into a third note amendment with the holders of the Secured Notes (the "Third Note Amendment"), which deferred the July 1, 2024 partial redemption payment of $10.5 million over a period of ten equal monthly payments commencing August 1, 2024. Additionally, we issued the holders of the Secured Notes warrants to purchase up to an aggregate of

1,650,000 shares of common stock. See Note 17 Subsequent Events in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. As of June 30, 2024, the Company had approximately $3.2 million in cash and short-term investments and $8.3 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $14.0 million and $24.6 million in Secured Notes as of June 30, 2024. The Company will need to consider and implement significant cost cutting measures, including further reductions in force. We need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near-term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

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

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue ($ in millions)	$10	$25	$20	$52
Bookings ($ in millions)	$5	$16	$22	$36
Backlog ($ in millions)	$17	$15	$17	$15

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended June 30, 2024 and 2023, sales to the top three customers accounted for 66.4% and 47.0%, respectively, of our revenue. Of the top three customers for the three months ended June 30, 2024, one customer was different from the top three customers for the comparable period in 2023. For the six months ended June 30, 2024 and 2023, sales to the top three customers accounted for 53.7% and 33.0%, respectively. Of the top three customers for the three months ended June 30, 2024 all customers were different from the top three customers for the comparable period in 2023.

While our objective is to diversify our customer base, we continue to be susceptible to risks associated with customer concentration.

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

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2022, supply chain challenges increased our material and shipping costs, resulted in shipping delays and impacted our gross margins. In 2023, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during the remainder of 2024 as well as our Strategic Realignment to reduce operating costs.

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

Components of Results of Operations

Revenue

Our revenue is primarily derived from our AM fully integrated hardware and software solution based on our proprietary L-PBF technology. Our products include Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ metal AM printer using our L-PBF technology and Assure quality validation software (collectively referred to as the “3D Printer”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.

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

The initial sales of 3D Printers and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgment and is periodically updated as new relevant information becomes available.

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

Gain (Loss) on Fair Value of Warrants

Gain (loss) on valuation of warrant liabilities relates to the changes in the fair value of warrant liabilities which are subject to remeasurement at each balance sheet date.

Gain (Loss) on Fair value of Contingent Earnout Liabilities

Gain (loss) on valuation of contingent earnout liabilities relates to the changes in fair value of the contingent earnout liabilities in connection with the earnout shares, which are subject to remeasurement at each balance sheet date.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets, transaction costs related to the BEPO Offering and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2024 and 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$8,679	$23,190	$(14,511)	(62.6)%
Recurring payment	292	35	257	734.3%
Support services	1,373	1,909	(536)	(28.1)%
Total Revenue	10,344	25,134	(14,790)	(58.8)%
Cost of revenue
3D Printer	10,744	20,052	(9,308)	(46.4)%
Recurring payment	232	335	(103)	(30.7)%
Support services	2,265	2,211	54	2.4%
Total cost of revenue	13,241	22,598	(9,357)	(41.4)%
Gross profit (loss)	(2,897)	2,536	(5,433)	NM
Operating expenses
Research and development	4,545	12,238	(7,693)	(62.9)%
Selling and marketing	4,273	6,108	(1,835)	(30.0)%
General and administrative	8,805	9,896	(1,091)	(11.0)%
Total operating expenses	17,623	28,242	(10,619)	(37.6)%
Loss from operations	(20,520)	(25,706)	5,186	(20.2)%
Interest expense	(5,463)	(344)	(5,119)	1488.1%
Gain on fair value of warrants	25,310	828	24,482	2956.8%
Gain on fair value of contingent earnout liabilities	1,824	1,843	(19)	NM
Other income (expense), net	(1,327)	178	(1,505)	NM
Income (loss) before provision for income taxes	(176)	(23,201)	23,025	(99.2)%
Provision for income taxes	4	—	4	—%
Net income (loss)	$(172)	$(23,201)	$23,029	(99.3)%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
3D Printer sales	$8,679	83.9%	$23,190	92.3%	$(14,511)	(62.6)%
Recurring payment	292	2.8%	35	0.1%	257	734.3%
Support services	1,373	13.3%	1,909	7.6%	(536)	(28.1)%
Total Revenue	$10,344	100.0%	$25,134	100.0%	$(14,790)	(58.8)%

Total revenue for the three months ended June 30, 2024 and 2023 was $10.3 million and $25.1 million, respectively, a decrease of $14.8 million, or 58.8%.

3D Printer sales were $8.7 million and $23.2 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $14.5 million. The decrease in revenue was primarily attributed to a fewer number of systems sold, offset by a change in product mix to include more higher priced systems. The 3D Printer sales also included parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was $0.3 million for the three months ended June 30, 2024 and was an immaterial amount for the three months ended June 30, 2023. The increase was primarily attributable to a revenue reduction related to increased bad debt expense in the three months ended June 30, 2023.

Our Support Services revenue was $1.4 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.5 million. The decrease in Support Services revenue was primarily due to a decrease in Support Service contracts from a fewer number of systems sold and the non-renewal of Support Service contracts of systems sold prior to June 30, 2023.

As discussed above, due to the impact of customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies. In addition, we believe customers may be hesitant to do business with us because of the uncertainty regarding our current financial situation. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in service increases. As of June 30, 2024, our backlog for firm orders was $17 million for 3D Printers compared to $13 million as of December 31, 2023. We expect our new sales strategy, especially in the defense and aerospace industries, will help us improve our results in the second half of 2024.

In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended June 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$10,744	81.1%	$20,052	88.7%	$(9,308)	(46.4)%
Cost of Recurring Payment	232	1.8%	335	1.5%	(103)	(30.7)%
Cost of Support Services	2,265	17.1%	2,211	9.8%	54	2.4%
Total Cost of Revenue	$13,241	100.0%	$22,598	100.0%	$(9,357)	(41.4)%

Total cost of revenue for the three months ended June 30, 2024 and 2023 was $13.2 million and $22.6 million, respectively, a decrease of $9.4 million, or 41.4%.

Cost of 3D Printers was $10.7 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $9.3 million was due to a decrease in number of systems sold for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of Recurring Payment was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of $0.1 million was primarily due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the three months ended June 30, 2024, compared to the three months June 30, 2023.

Cost of Support Services was $2.3 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. Cost of Support Services increased by less than $0.1 million, due to the fixed costs associated with field service engineering labor and overhead in June 30, 2024, compared to June 30, 2023.

In addition, field service engineering support cost has increased specifically with regard to increasing sales of Sapphire XC systems and introduction of the Sapphire 1MZ and Sapphire XC 1MZ systems in the field. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 128.0% and 89.9% for the three months ended June 30, 2024 and 2023, respectively. The increase in the cost of revenue as a percentage of revenue was primarily driven by lower system sales offset by consistent fixed manufacturing costs.

As discussed above, we are experiencing increasing component costs from our suppliers due to our current financial situation. We are unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue across all segments and will continue to negatively impact our cost of revenue until our financial conditions improve.

Gross Profit and Gross Margin

Total gross profit (loss) was $(2.9) million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was (28.0)% and 10.1% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit for the three months ended June 30, 2024 was primarily attributable to the outsized impact of fixed costs on lower volume of 3D printer sales, to the change in the mix of Sapphire and Sapphire XC system sales, the higher than expected costs associated with the production of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems, and higher material, labor and overhead costs, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in materials and shipping costs;
•
Production volumes that may impact factory overhead absorption;
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial conditions improve.

Research and Development Expenses

Research and development expenses were $4.5 million and $12.2 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $7.7 million. The decrease in research and development expenses was driven by a $3.4 million decrease in purchased materials, a $2.3 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.3 million in miscellaneous expenses, and a decrease of $1.7 million in stock-based compensation .

We expect research and development costs to continue to decrease in the remainder of 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $4.3 million and $6.1 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1.8 million. The decrease was attributable to a decrease of $0.7 million in stock-based compensation, an $1.1 million decrease in European marketing costs, and a $0.6 million decrease in general marketing initiatives, offset by a $0.6 million increase in headcount, salaries and employee-related expenses.

We expect selling and marketing expenses to continue to decrease during the remainder of 2024 as we continue to implement our realignment strategy. During the remainder of 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $8.8 million and $9.9 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1.1 million. The decrease was attributable to a $0.2 million decrease in facilities expenses, and a $0.9 million decrease in headcount, salaries and employee-related expenses, and a $0.2 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, offset by a $0.2 million increase in stock-based compensation.

We expect general and administrative expenses to decrease as a result of savings from our reduction in force and consolidation of our facilities in late 2023. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2024 as we continue to implement our Strategic Realignment by reducing our general and administrative expenses through reducing our reliance on outside consultants, additional reduction in force activities, managing facility costs and negotiating with vendors for improved pricing.

Interest Expense

Interest expense was $5.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, due to the issuance of the Secured Notes.

We expect our interest expense will continue to increase as a result of our Secured Notes.

Gain on Fair Value of Warrants

The change in fair value of warrants resulted in a gain of $25.3 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain on Fair value of Contingent Earnout Liabilities

The gain on fair value of the contingent earnout liability was consistent for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense), Net

Other expense and income, net was $(1.3) million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase in other expense was due to transaction costs related to the BEPO Offering.

Income Taxes

No provision for federal and state income taxes was recorded for both the three months ended June 30, 2024 and 2023 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2024 and December 31, 2023.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in the remainder of 2024 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Comparison of the Six Months Ended June 30, 2024 and 2023:

The following table summarizes our historical results of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$16,339	$47,638	$(31,299)	(65.7)%
Recurring payment	762	610	152	24.9%
Support services	3,029	3,573	(544)	(15.2)%
Total Revenue	20,130	51,821	(31,691)	(61.2)%
Cost of revenue
3D Printer	20,138	42,220	(22,082)	(52.3)%
Recurring payment	547	782	(235)	(30.1)%
Support services	5,157	3,751	1,406	37.5%
Total cost of revenue	25,842	46,753	(20,911)	(44.7)%
Gross profit (loss)	(5,712)	5,068	(10,780)	NM
Operating expenses
Research and development	9,588	22,655	(13,067)	(57.7)%
Selling and marketing	9,082	12,282	(3,200)	(26.1)%
General and administrative	17,588	20,087	(2,499)	(12.4)%
Total operating expenses	36,258	55,024	(18,766)	(34.1)%
Loss from operations	(41,970)	(49,956)	7,986	(16.0)%
Interest expense	(9,360)	(564)	(8,796)	1559.6%
Gain (loss) on fair value of warrants	22,690	(1,725)	24,415	NM
Gain (loss) on fair value of contingent earnout liabilities	1,387	(7,810)	9,197	NM
Other income (expense), net	(1,233)	529	(1,762)	NM
Income (loss) before provision for income taxes	(28,486)	(59,526)	31,040	(52.1)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(28,486)	$(59,526)	$31,040	(52.1)%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
3D Printer sales	$16,339	81.2%	$47,638	91.9%	$(31,299)	(65.7)%
Recurring payment	762	3.8%	610	1.2%	152	24.9%
Support services	3,029	15.0%	3,573	6.9%	(544)	(15.2)%
Total Revenue	$20,130	100.0%	$51,821	100.0%	$(31,691)	(61.2)%

Total revenue for the six months ended June 30, 2024 and 2023 was $20.1 million and $51.8 million, respectively, a decrease of $31.7 million, or 61.2%.

3D Printer sales were $16.3 million and $47.6 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $31.3 million. The decrease in revenue was primarily attributed to a fewer number of systems sold, offset by a change in product mix to include more higher priced systems. The 3D Printer sales also included parts and consumables revenue.

Recurring Payment, structured as an operating lease, was $0.8 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily attributable to a revenue reduction related to increased bad debt expense in the six months ended June 30, 2023.

Our Support Services revenue was $3.0 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in Support Services revenue was primarily due to a decrease in Support Service contracts from a fewer number of systems sold and the non-renewal of Support Service contracts of systems sold prior to June 30, 2023

As discussed above, due to the impact of customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies. In addition, we believe customers may be hesitant to do business with us because of the uncertainty regarding our financial situation as a result of the Secured Notes. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of June 30, 2024, our backlog for firm orders was $17 million for 3D Printers compared to $13 million as of December 31, 2023. We expect our new sales strategy, especially in the defense and aerospace industries, will improve results in the second half of 2024.

In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Six Months Ended June 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$20,138	77.9%	$42,220	90.3%	$(22,082)	(52.3)%
Cost of Recurring Payment	547	2.1%	782	1.7%	(235)	(30.1)%
Cost of Support Services	5,157	20.0%	3,751	8.0%	1,406	37.5%
Total Cost of Revenue	$25,842	100.0%	$46,753	100.0%	$(20,911)	(44.7)%

Total cost of revenue for the six months ended June 30, 2024 and 2023 was $25.8 million and $46.8 million, respectively, a decrease of $20.9 million, or 44.7%.

Cost of 3D Printers was $20.1 million and $42.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $22.1 million was due to a decrease in number of systems sold for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, offset by consistent fixed manufacturing costs, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cost of Recurring Payment was $0.5 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of $0.2 million was due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cost of Support Services was $5.2 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $1.4 million, was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

In addition, field service engineering support cost has increased, specifically with regard to increasing sales of Sapphire XC systems and introduction of the Sapphire 1MZ and Sapphire XC 1MZ systems in the field. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system performance improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 128.4% and 90.2% for the six months ended June 30, 2024 and 2023, respectively. The increase in the cost of revenue as a percentage of revenue was primarily driven by lower system sales offset by consistent fixed manufacturing costs.

As described above, we are experiencing increased costs from our suppliers due to our current financial situation. We are unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue across all segments and will continue to negatively impact our cost of revenue until our financial conditions improve.

Gross Profit and Gross Margin

Total gross profit (loss) was $(5.7) million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was (28.4)% and 9.8% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit for the six months ended June 30, 2024 was primarily attributable to the outsized impact of fixed costs on lower volume of 3D printer sales, the change in the mix of Sapphire and Sapphire XC system sales, the impact of launch customer pricing for Sapphire XC, higher than expected costs associated with the production of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems, and higher material, labor and overhead costs, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in materials and shipping costs;
•
Production volumes that may impact factory overhead absorption;
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial conditions improve.

Research and Development Expenses

Research and development expenses were $9.6 million and $22.7 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $13.1 million. The decrease in research and development expenses in the six months ended June 30, 2024 was driven by a $4.8 million decrease in purchased materials, a $4.7 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.6 million in miscellaneous expenses, and a decrease of $3.0 million in stock-based compensation .

We expect research and development costs to continue to decrease in the remainder of 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $9.1 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $3.2 million. The decrease was attributable to a decrease of $1.1 million in stock-based compensation, an $2.1 million decrease in European marketing costs, and a $1.2 million decrease in general marketing initiatives, offset by a $1.2 million increase in headcount, salaries and employee-related expenses.

We expect selling and marketing expenses to continue to decrease during the remainder of 2024 as we continue to implement our realignment strategy. During the remainder of 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $17.6 million and $20.1 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $2.5 million. The decrease was attributable to a $1.0 million decrease in facilities expenses, and a $1.7 million decrease in headcount, salaries and employee-related expenses, and a $0.2 million increase in public company-related expenses in advisory, legal and accounting fees and insurance, offset by a $0.4 million increase in stock-based compensation.

We expect general and administrative expenses to decrease as a result of savings from our reduction in force and consolidation of our facilities in late 2023. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2024 as we continue to implement our Strategic Realignment by reducing our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing.

Interest Expense

Interest expense was $9.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, due to the issuance of the Secured Notes.

We expect our interest expense will increase as a result of our Secured Notes.

Gain (loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a gain of $22.7 million and a loss of $1.7 million for the six months ended June 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was a gain of $1.4 million and a loss of $7.8 million for the six months ended June 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the relative change in our stock price.

Other Income (Expense), Net

Other expense and income, net was $(1.2) million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in other expense was due to transaction costs related to the BEPO Offering.

Income Taxes

No provision for federal and state income taxes was recorded for both the six months ended June 30, 2024 and 2023 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2024 and December 31, 2023.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in the remainder of 2024 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of June 30, 2024, the Company had approximately $3.2 million in cash and short-term investments and $8.3 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $14.0 million and $24.6 million in Secured Notes as of June 30, 2024. As of August 2, 2024, the Company had approximately $8.7 million in accounts receivable, $1.1 million in cash and short-term investments, $17.5 million of accounts payable, and $24.6 million in Secured Notes.

We require additional funding to continue operations and satisfy our obligations, including ensuring we have sufficient liquidity for payroll. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy. The Company will need to consider and implement significant cost cutting measures, including further reductions in force in order to continue operations.

During the six months ended June 30, 2024, we experienced less revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales in the 2024, however, our backlog has begun to recover with $17 million as of June 30, 2024 compared to $13 million as of December 31, 2023. As such, based our bookings to date, we expect revenue to be higher in the second half of 2024 compared to the first half of 2024. Although we expect revenue to continue to recover, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of these unaudited condensed consolidated financial statements. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these condensed consolidated financial statements. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of June 30, 2024, we had raised net proceeds of $529.1 million, comprised of approximately $12.0 million from the BEPO Offering, which closed on April 12, 2024, $18.0 million from the Registered Direct Offering, which closed on December 28, 2023, approximately $66.0 million from the offering of $70.0 million aggregate principal amount of Notes (the “Initial Notes”), which closed on August 10, 2023, $22.8 million from the ATM offering (described below), $278.3 million from the Merger and related private placement of shares of our common stock (the “PIPE Financing”), which closed on September 29, 2021, and $150.0 million from the issuance of redeemable convertible preferred stock (series A to series D), third-party financing and convertible notes. We have incurred net losses of $28.5 million and $59.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had $3.2 million and $31.1 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $385.5 million and $357.0 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $12.0 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder 2024. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and Secured Notes. See Note 8, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

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

On July 1, 2024, we entered into the Third Note Amendment with the holders of the Secured Notes, which deferred the July 1, 2024 partial redemption payment of $10.5 million over a period of ten equal monthly payments commencing August 1, 2024. Additionally, we issued the holders of the Secured Notes warrants to purchase up to an aggregate of 1,650,000 shares of common stock. See Note 17, Subsequent Events for further information regarding the Third Note Amendment.

We will need to engage in additional financings to fund our operations and satisfy our debt obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Secured Notes, provide working capital, continue to fund payroll for employees, improve our operating infrastructure, and continue to sustain operations. Accordingly, subject to our compliance with the covenants in the Secured Notes, to fund our operations, we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. For example, on November 14, 2022, we filed with the SEC a shelf registration statement (the “Shelf Registration Statement”) that was subsequently declared effective on November 21, 2022, and permits us to sell from time-to-time additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.

Additionally, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being, may make securing additional financing and cost cutting activities on commercially reasonable terms or in an amount sufficient to fund our operations for at least 12 months especially difficult.

More generally, our ability to meet our cash requirements depends on, among other things, our operating performance, competitive and industry developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, and other factors, many of which we may not be able to control or influence. To the extent that our actual operating results or other developments differ from our expectations, our liquidity will continue to be adversely affected.

As described above, we are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.

Debt Facilities

As of June 30, 2024, our debt arrangements comprised the Secured Notes, of which we had approximately $27.9 million aggregate principal amount outstanding as of June 30, 2024. The Secured Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2024, and will mature on August 1, 2026. When we repay principal on the Secured Notes pursuant to the terms of the Secured Notes, we will be required to pay 120% of the principal amount repaid plus accrued and unpaid interest. On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), we will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the investors cancel such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.

On April 1, 2024, we entered into the Second Note Amendment to our Secured Notes and agreed to make a cash payment of $5.0 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, we issued warrants to purchase 21,949,079 shares of our common stock that become exercisable 45 days after the original issuance date at an exercise price of $0.4556 per share. The investors may exercise the warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

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

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(In thousands)
Net cash used in operating activities	$(28,492)	$(58,778)	$30,286
Net cash provided by investing activities	$5,966	$25,600	$(19,634)
Net cash provided by financing activities	$490	$30,074	$(29,584)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $28.5 million, consisting primarily of a net loss of $28.5 million, non-cash gain of $2.4 million described below, and an increase in net operating assets of $2.3 million. The increase in net operating assets was comprised of an increase from accounts receivable of $1.2 million due to timing of customer payments, an increase from inventories of $3.9 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, and an increase from prepaid expenses of $1.9 million related to insurance and vendor prepayments, offset by a decrease from accounts payable of $2.4 million, a decrease from contract liabilities of $0.3 million, a decrease from other net operating assets of $1.3 million, and a decrease in accrued expenses and other current liabilities of $0.6 million. The noncash gain of $2.4 million primarily consisted of the the gain on fair value of warrants of $22.7 million, and the gain on fair value of contingent earnout liabilities of $1.4 million, offset by the stock-based compensation expense of $9.3 million, depreciation and amortization of $2.7 million, amortization of debt discount and deferred financing costs of $8.3 million and non-cash cost of issuance of common stock warrants in connection with the BEPO Offering of $1.3 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $58.8 million, consisting primarily of a net loss of $59.5 million, non-cash loss of $25.3 million described below, and a decrease in net operating assets of $24.6 million. The net operating assets decrease was comprised of a decrease from accounts payable of $1.7 million, a decrease from contract liabilities of $9.4 million, a decrease from other net operating assets of $9.2 million, a decrease from accounts receivable of $5.1 million due to timing of customer payments and a decrease in accrued expenses and other current liabilities of $6.2 million, offset by an increase from inventories of $3.5 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production and an increase from prepaid expenses of $3.6 million related to insurance and vendor prepayments. The noncash loss of $25.3 million consisted of the loss on fair value of warrants of $1.7 million, the loss on fair value of contingent earnout liabilities of $7.8 million, depreciation and amortization of $3.0 million and stock-based compensation expense of $12.8 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and cash savings initiatives as part our Strategic Realignment.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 was $6.0 million, consisting of the sale of available for sale securities of $2.5 million, and maturities of available-for-sale investment securities of $3.5 million.

Net cash provided by investing activities during the six months ended June 30, 2023 was $25.6 million, consisting of maturities of available-for-sale investment securities of $30.0 million, partially offset by property and equipment purchases of $0.7 million and production of equipment for lease to customers of $3.7 million.

We expect our capital expenditures to decrease in 2024 compared to 2023 as we intend to limit the number of 3D Printer systems as equipment for lease to customers and because we completed the construction of our manufacturing facility in 2022.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $0.5 million, consisting of proceeds of $10.7 million from the capital raise, and $0.3 million from the issuance of common stock upon exercise of stock options, offset by the repayment of the secured notes of $10.5 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2024 and 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
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
•
We did not design and maintain effective controls over the accounting and disclosure for debt and equity instruments. Specifically, we did not design and maintain effective controls over the accounting for the issuance and extinguishment of convertible note arrangements, warrants, common stock, and the accounting for earnout liabilities.
•
We did not design and maintain effective controls over the accounting for inventory and related accounts. Specifically, we did not design and maintain effective controls over verifying the existence of inventory, the accuracy of purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts.

•
We did not design and maintain effective controls over the accounting for contract assets and liabilities. Specifically, we did not design and maintain effective controls over the accuracy and the financial statement presentation of contract assets and liabilities, including variable consideration.
•
We did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements. Specifically, we did not design and maintain effective controls over the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023 and accounts receivable and contract assets as of and for the interim periods ended June 30, 2024 . These material weaknesses also resulted in adjustments to interest expense, debt – current portion, additional paid-in capital, warrant liabilities, contingent earnout liabilities and gain (loss) on fair value of contingent earnout liabilities, which were recorded prior to the issuance of the condensed consolidated financial statements as of and for the interim period ended June 30, 2024. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:
▪
user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
▪
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

Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of June 30, 2024, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; and designing and implementing controls over the preparation and review of journal entries and account reconciliations. Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which is having a material adverse impact on our business.

As of June 30, 2024, the Company had approximately $3.2 million in cash and short-term investments and $8.3 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $14.0 million and $24.6 million in Secured Notes as of June 30, 2024.

As described in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the consolidated financial statements included elsewhere in this Quarterly Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report. As of August 2, 2024, the Company had approximately $8.7 million in accounts receivable, $1.1 million in cash and short-term investments, $17.5 million of accounts payable, and $24.6 million in Secured Notes.

Our conclusion that there is substantial doubt about our ability to continue as a going concern may be viewed unfavorably by current and prospective investors, as well as by analysts, creditors, customers, and suppliers. As a result, this conclusion has made it more difficult for us to raise the additional financing necessary to continue to operate our business and satisfy our obligations. In addition, this conclusion has made it more difficult for us to sell our products and meet our sales forecasts and retain employees, which may further impede our ability to raise additional financing.

This conclusion has caused customers to delay 3D printer orders until our financial condition improves, resulting in delays in 3D printer sales and difficulty building our bookings and backlog pipeline. Additionally, due to our inability to satisfy our accounts payable obligations, we are unable to secure credit terms and volume discounts with our suppliers, causing us to have to pay a premium and/or in advance, for components of our products and/or source components from alternate suppliers at unfavorable terms. Further delaying payments to our suppliers may cause them to terminate our business relationship, or pursue legal action against our Company for amounts owed. The Company will need to consider and implement significant cost cutting measures, including further reductions in force. These activities may limit our ability to conduct or grow our business, and may make retaining our employees more difficult, resulting in further employee attrition.

We need significant additional funding to execute our business plan and to continue operations. If we become unable to continue as a going concern, we will find it necessary to cease or curtail our business, liquidate our assets, further reductions in headcount, and/or file a petition for reorganization under Title 11 of the U.S. Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure. This may further seriously harm our business, financial conditions and results of operations. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation, or winding up of our Company.

We require additional capital to fund our operations in the near-term, and this capital might not be available on acceptable terms, if at all.

We need to engage in additional financings to fund our operations and satisfy our substantial debt obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay our Secured Notes, provide working capital, continuing to fund payroll, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, subject to our compliance with the covenants in the Secured Notes, we need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, electing to repay, restructure or refinance our existing indebtedness, or electing to borrow additional amounts under new credit lines or from other sources. However, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being may make taking such actions on commercially reasonable terms especially difficult.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates or foreign exchange rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the outbreak of epidemic disease. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the near term, we will not be able to continue operations. If we are otherwise unable to obtain additional financing, our ability to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected and we may be required to liquidate and/or file for bankruptcy protection.

If we are unable to regain compliance with the NYSE’s continued listing standards, the NYSE will delist our common stock, which would negatively affect our Company, the price of our common stock and your ability to sell our common stock.

On December 28, 2023, we received written notice from the NYSE that we were below compliance criteria pursuant to the continued listing standards set forth in Section 802.01C of the NYSE’s Listed Company Manual as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On June 13, 2024, we effected a 1-for-35 reverse stock split of our common stock. On June 28, 2024, the NYSE confirmed that a calculation of our average stock price for the 30 trading days ended June 28, 2024, indicated that our stock price was above the NYSE’s minimum requirement of $1.00 based on a 30 trading-day average. Accordingly, as of June 28, 2024, we were no longer considered below the $1.00 continued listing criterion. There can be no assurance, however, that we will be able to maintain compliance with this continued listing standard.

On July 8, 2024, we received the Notice from the NYSE that we are not in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that our average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. As set forth in the Notice, as of July 5, 2024, our 30 trading-day average market capitalization was approximately $36.6 million and our last reported stockholders’ deficit, as of March 31, 2024, was approximately ($45.5) million.

In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, we intend to submit a plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into compliance with the continued listing standards within 18 months of receipt of the Notice (the “Cure Period”). The NYSE will review our plan and, within 45 days, make a determination as to whether we have made a reasonable demonstration of our ability to come into conformity with the listing standards within the Cure Period. If our plan is not accepted, the NYSE will initiate suspension and delisting procedures. If the

NYSE accepts our plan, our common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. If we fail to comply with our plan or do not meet the continued listing standards at the end of the Cure Period, the NYSE will initiate suspension and delisting procedures.

There can be no assurance that the NYSE will accept our plan, that we will be able to comply with the plan, that we will be able to regain compliance with this continued listing standard, or that will be able to maintain compliance with the other continued listing standards of the NYSE. A delisting of our common stock would negatively impact us by, among other things, cause us to be in default on our Senior Notes, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

The terms of the Notes restrict our current and future operations. Upon an event of default, we will not be able to make any accelerated payments under the Notes or our other permitted indebtedness.

As of June 30, 2024, we had approximately $27.9 million aggregate principal amount of the Secured Notes outstanding. In addition, we have granted the holders of the Secured Notes the right to purchase up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 (the “Additional Secured Convertible Notes”) so long as the notice to exercise such option is provided no later than August 14, 2025. We refer to the Secured Notes and the Additional Secured Convertible Notes collectively as the “Notes.”

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

A breach of the covenants or restrictions under the Notes or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes or the holders or lenders of our other permitted indebtedness, as appropriate, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness, then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes or our other permitted borrowings, we will not have sufficient assets to repay that indebtedness. A default would also significantly diminish the market price of our common stock and our public warrants.

In particular, as described in more detail in the section of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “Management’s Discussion and Analysis—Recent Developments,” we were not in compliance with a minimum revenue covenant under our then outstanding Secured Convertible Notes, which required us to repay and restructure our indebtedness thereunder, and we also amended certain terms of the Secured Notes. However, we may not be able to obtain any necessary waivers or amendments or otherwise restructure our outstanding indebtedness on favorable terms or at all to the extent we breach any covenants in the future.

Furthermore, as a result of these restrictions, we may be limited in how we conduct and grow our business, or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow and our ability to continue operations in accordance with our strategy.

Servicing the Notes requires a significant amount of cash, and we do not currently have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Secured Notes, the up to $35.0 million of additional senior secured convertible notes due 2026, if issued (the “Additional Secured Convertible Notes” and collectively with the Secured Notes, the “Notes”), or our other permitted indebtedness depends on our future performance and our ability to obtain additional financing, which are subject to economic, financial, competitive and other factors, some of which are beyond our control. As of July 1, 2024, we had $27.9 million aggregate principal amount of the Secured Notes outstanding, and the terms of the Secured Notes require us to pay approximately $33.5 million (or 120% of the outstanding principal amount of the Secured Notes) to repay the full principal amount of the Secured Notes. Unless the holders of the Secured Notes (who are also referred to herein as the Selling Stockholders) cancel such redemptions, we are required to redeem the entire outstanding amount of the Secured Notes, plus accrued and unpaid interest, between August 1, 2024 and April 1, 2025, with redemption payments being made on the first day of each month in varying amounts.

Further, if we issue any Additional Secured Convertible Notes, unless the Investors agree to further modify the redemption schedule or cancel such redemption payments, the terms of such Additional Secured Convertible Notes would require us to pay 120% of the outstanding principal amount of such Additional Secured Convertible Notes to repay the full principal amount of such Additional Secured Convertible Notes, with quarterly redemption payments, plus accrued and unpaid interest, beginning on the first day of the first calendar month after such Notes are issued and continuing each quarter until maturity in August 2026.

Our business is not currently generating cash flow from operations sufficient to satisfy our obligations under the Notes or our other permitted indebtedness and, in particular, we need to engage in additional financings to fund our operations in the near term, the terms of which may be onerous or highly dilutive. If we are unable to generate such cash flow and obtain such additional financing, we may be required to adopt one or more alternatives, such as further reductions in headcount, selling assets, or refinancing or restructuring our indebtedness on terms that may be unfavorable, and possibly liquidation or wind down of our Company. We may not prepay the Notes without the consent of the holders, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ATM Sales Agreement

In February 2023, we entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which we may offer and sell, from time to time through Needham, up to $40.0 million shares of common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, we reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, we filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the three months ended June 30, 2024, we sold no shares pursuant to the ATM Sales Agreement.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
4.1	Form of Warrant (April 1, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024)
4.2†

Note Amendment, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 2, 2024)

4.3	Form of Warrant (April 12, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2024)
4.4	Form of Placement Agent Warrant (April 12, 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 11, 2024)
4.5	Form of Warrant (July 1, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2024)
4.6†

Third Note Amendment, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2024)

10.1†

Letter Agreement, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2024)
10.3

Placement Agency Agreement, dated April 10, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2024)

10.4***

Separation Agreement, dated April 15, 2024, by and between Velo3D, Inc. and Renette Youssef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024)

10.5†***	Offer Letter, dated April 19, 2024, by and between Velo3D, Inc. and Hull Houjun Xu (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2024)
10.6	Revised Change in Control Agreement with Bradley Kreger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024)
10.7	Change in Control Agreement with Hull Xu (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024)
10.8†

Letter Agreement, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2024)

10.9	Form of Notice to Public Warrant and Private Placement Warrant Holders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.10	Form of Notice to 2022 Private Warrant Holder (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.11†	Form of Notice to RDO Warrant Holders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.12	Form of Notice to RDO Placement Agent Warrant Holder (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.13†	Form of Notice to 2024 Private Warrant Holders (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.14†	Form of Notice to RBEO Warrant Holders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
10.15	Form of Notice to RBEO Placement Agent Warrant Holder (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Filed herewith.

*** This exhibit is a management contract or compensatory plan or arrangement.

† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Fremont, State of California, on the 14th day of August, 2024.

VELO3D, INC.

Date: August 14, 2024	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer