Form 10-Q
period 2024-09-30
Velo3D, Inc.
filed 2025-01-14
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39757

______________________________

Velo3D, Inc.

______________________________

(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court, Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of January 9, 2025, the registrant had 194,896,717 shares of common stock, $0.00001 per share outstanding.

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
•
our ability to service and comply with the terms of our indebtedness;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,637	$24,494
Short-term investments	—	6,621
Accounts receivable, net	10,213	9,583
Inventories, net	61,976	60,816
Contract assets	4,032	7,510
Prepaid expenses and other current assets	1,934	4,000
Total current assets	79,792	113,024
Property and equipment, net	13,152	16,326
Equipment on lease, net	3,783	6,667
Other assets	14,060	17,782
Total assets	$110,787	$153,799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,673	$15,854
Accrued expenses and other current liabilities	5,325	6,491
Debt – current portion	29,602	21,191
Contract liabilities	10,802	5,135
Total current liabilities	63,402	48,671
Long-term debt – less current portion	—	11,941
Contingent earnout liabilities	11	1,456
Warrant liabilities	2,350	11,835
Other noncurrent liabilities	10,337	11,556
Total liabilities	76,100	85,459
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at September 30, 2024 and December 31, 2023, 9,647,652 and 7,502,478 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	443,066	425,471
Accumulated other comprehensive loss	—	(96)
Accumulated deficit	(408,381)	(357,037)
Total stockholders’ equity	34,687	68,340
Total liabilities and stockholders’ equity	$110,787	$153,799

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		As Revised		As Revised
Revenue
3D Printer	$1,049	$20,787	$17,388	$68,425
Recurring payment	192	531	954	1,141
Licensing	5,000	—	5,000	—
Support services	2,006	1,849	5,035	5,422
Total Revenue	8,247	23,167	28,377	74,988
Cost of revenue
3D Printer	2,224	20,772	22,362	62,992
Recurring payment	195	111	742	893
Support services	1,757	2,121	6,914	5,872
Total cost of revenue	4,176	23,004	30,018	69,757
Gross profit (loss)	4,071	163	(1,641)	5,231
Operating expenses
Research and development	4,438	9,490	14,026	32,145
Selling and marketing	3,099	5,772	12,181	18,054
General and administrative	15,279	10,763	32,867	30,850
Total operating expenses	22,816	26,025	59,074	81,049
Loss from operations	(18,745)	(25,862)	(60,715)	(75,818)
Interest expense	(10,949)	(3,018)	(20,309)	(3,582)
Gain (loss) on fair value of warrants	9,221	1,587	31,911	(138)
Gain (loss) on fair value of contingent earnout liabilities	58	10,810	1,445	3,000
Loss on fair value of debt derivatives	—	(3,164)	—	(3,164)
Loss on debt derivative	—	(253)	—	(253)
Other income (expense), net	(2,443)	436	(3,676)	965
Income (loss) before provision for income taxes	(22,858)	(19,464)	(51,344)	(78,990)
Provision for income taxes	—	—	—	—
Net income (loss)	$(22,858)	$(19,464)	$(51,344)	$(78,990)

Net income (loss) per share:
Basic	$(2.47)	$(3.37)	$(6.09)	$(13.96)
Diluted	$(2.47)	$(3.37)	$(6.09)	$(13.96)
Shares used in computing net income (loss) per share:
Basic	9,240,453	5,771,465	8,431,298	5,656,713
Diluted	9,240,453	5,771,465	8,431,298	5,656,713

Net income (loss)	$(22,858)	$(19,464)	$(51,344)	$(78,990)
Net unrealized holding gain on available-for-sale investments	2	149	96	585
Total comprehensive income (loss)	$(22,856)	$(19,315)	$(51,248)	$(78,405)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
		As Revised
Cash flows from operating activities
Net loss	$(51,344)	$(78,990)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,944	6,427
Amortization of debt discount and deferred financing costs	14,541	—
Stock-based compensation	13,041	19,486
(Gain) loss on fair value of warrants	(31,910)	138
(Gain) loss on fair value of contingent earnout liabilities	(1,445)	(3,000)
Non-cash cost of issuance of common stock warrants	7,951	—
Realized loss on available for sale securities	23	—
Loss on fair value of debt derivatives	—	3,164
Loss on debt extinguishment	—	253
Changes in operating assets and liabilities
Accounts receivable	(630)	(3,412)
Inventories	1,704	(3,739)
Contract assets	3,478	(8,328)
Prepaid expenses and other current assets	2,226	3,503
Other assets	3,618	1,503
Accounts payable	1,023	(1,556)
Accrued expenses and other liabilities	(1,133)	(4,382)
Contract liabilities	6,367	(10,347)
Other noncurrent liabilities	(1,919)	(1,829)
Net cash used in operating activities	(30,465)	(81,109)
Cash flows from investing activities
Purchase of property and equipment	(28)	(1,072)
Production of equipment for lease to customers	—	(2,965)
Proceeds from the sale of available for sale securities	3,172	—
Proceeds from maturity of available-for-sale investments	3,500	35,092
Net cash provided by investing activities	6,644	31,055
Cash flows from financing activities
Proceeds from convertible note, net of issuance costs	—	65,736
Proceeds from ATM offering, net of issuance costs	—	18,423
Proceeds from revolver facility	—	14,000
Proceeds from equipment loans	—	1,600
Repayment of revolver facility	—	(17,000)
Repayment of equipment loans	—	(6,956)
Proceeds from BEPO Offering, net of issuance costs	10,700	—
Proceeds from capital raise, net of issuance costs	1,693	—
Repayment of secured notes	(11,750)	—
Issuance of common stock upon exercise of stock options	315	410
Net cash provided by financing activities	958	76,213
Effect of exchange rate changes on cash and cash equivalents	6	(11)
Net change in cash and cash equivalents	(22,857)	26,148
Cash and cash equivalents and restricted cash at beginning of period	25,294	32,783
Cash and cash equivalents and restricted cash at end of period	$2,437	$58,931

Supplemental disclosure of cash flow information
Cash paid for interest	$1,181	$1,123
Supplemental schedule of non-cash investing and financing activities
Unpaid liabilities related to property and equipment	—	27
Equipment for lease to customers returned to inventory	2,234	4,198

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$1,637	$58,131
Restricted cash (Other assets)	800	800
Total cash and cash equivalents and restricted cash	$2,437	$58,931

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of June 30, 2023 (As Revised)	5,740,154	$2	$390,240	$(401)	$(281,424)	$108,417
Issuance of common stock upon exercise of stock options and release of restricted stock units	45,311	—	60	—	—	60
Stock-based compensation	—	—	6,716	—	—	6,716
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	56,908	—	2,831	—	—	2,831
Net loss	—	—	—	—	(19,464)	(19,464)
Other comprehensive income	—	—	—	149	—	149
Balance as of September 30, 2023 (As Revised)	5,842,373	$2	$399,847	$(252)	$(300,888)	$98,709

Balance as of June 30, 2024	8,611,219	$2	$437,642	$(2)	$(385,523)	$52,119
Issuance of common stock upon exercise of stock options and release of restricted stock units	293,576	—	—	—	—	—
Stock-based compensation	—	—	3,707	—	—	3,707
Issuance of common stock in connection with capital raise, net	742,857	—	1,717	—	—	1,717
Net loss	—	—	—	—	(22,858)	(22,858)
Other comprehensive income	—	—	—	2	—	2
Balance as of September 30, 2024	9,647,652	$2	$443,066	$—	$(408,381)	$34,687

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2022	5,477,984	$2	$361,528	$(837)	$(221,898)	$138,795
Issuance of common stock upon exercise of stock options and release of restricted stock units	129,173	—	410	—	—	410
Stock-based compensation	—	—	19,486	—	—	19,486
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	235,216	—	18,423	—	—	18,423
Net loss	—	—	—		(78,990)	(78,990)
Other comprehensive income	—	—	—	585	—	585
Balance as of September 30, 2023 (As Revised)	5,842,373	$2	$399,847	$(252)	$(300,888)	$98,709

Balance as of December 31, 2023 (As Revised)	7,502,478	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	422,725	—	315	—	—	315
Stock-based compensation	—	—	13,041	—	—	13,041
Issuance of common stock in connection with capital raise, net	1,722,449	—	4,239	—	—	4,239
Net loss	—	—	—	—	(51,344)	(51,344)
Other comprehensive income	—	—	—	96	—	96
Balance as of September 30, 2024	9,647,652	$2	$443,066	$0	$(408,381)	$34,687

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

Notes to Condensed Consolidated Interim Financial Statements

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated interim financial statements of the Company. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s consolidated financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2024, or for any other interim period or for any other future year.

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

Revision of Previously Issued Condensed Consolidated Financial Statements

During the fourth quarter of 2023, the Company identified a formula error and an incorrect hourly rate used in its calculation of variable consideration and the calculation of sales type leases related to revenue for the year ended December 31, 2022. The Company concluded that the errors were not material, either individually or in the aggregate, to its previously issued consolidated financial statements. Additionally, the Company has revised its previously issued condensed consolidated interim financial statements for the period ended September 30, 2023. Refer to Note 16 for further discussion on the revision of the previously issued condensed consolidated interim financial statements.

Delisting from the New York Stock Exchange ("NYSE") and Trading on OTC

On September 10, 2024 the Company received written notice from the New York Stock Exchange that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market.

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2024, the Company had an accumulated deficit of $408.4 million and cash and short-term investments on hand of approximately $1.6 million.

Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these unaudited condensed consolidated interim financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated interim financial statements.

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

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. During August and September 2024 we received extensions from the Investors for the July Redemption Payment through October 4, 2024.

On December 9, 2024, Arrayed Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and became the owner of 95% of the Company’s issued and outstanding common stock.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "Note") to Thieneman Properties, LLC, an Indiana limited liability company. The Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

Further, the Company will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term, through at-the-market sales under the ATM Agreement or other financings. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of the unaudited condensed consolidated interim financial statements.

In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. Potential strategic alternatives actively being explored or evaluated currently include a potential merger, business combination or sale. There can be no assurance that the Company’s strategic review process will result in any transaction or other strategic outcome on acceptable terms, or at all, to provide the necessary funding to continue its operations and satisfy its obligations and if not, the Company will be required to sell assets, liquidate and/or file for bankruptcy. The Company's strategic review has concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2023 Form 10-K. During the nine months ended September 30, 2024, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update ("ASU") No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated interim financial statements and related disclosures.

Licensing Revenue

Our revenue is partially derived from the licensing of computer software products and from their related maintenance contracts. We enter into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.

Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. Typically, our perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. We allocate value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized either (i) ratably over the term of the contract or (ii) as the customer support is used at a specified hourly rate, as we satisfy the PCS performance obligation.

In addition to perpetual licenses, we sell time-based subscription licenses. Subscription licenses may be sold as a bundled arrangement that includes the rights to a term software license and PCS. Utilizing observable inputs, we determine a certain percentage of the estimated standalone selling price of the subscription lease license is attributable to the term license and the remainder is attributable to the PCS, based on factors pursuant to each arrangement. This determination considered the value relationship for our products between PCS and time-based subscription lease licenses, the value relationship between PCS and perpetual licenses, the average economic life of our products, software renewal rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Consistent with the perpetual sales, the license component is classified as software license revenue and recognized as revenue up front upon delivery of the licensed product and/or utility that enables the customer to access authorization keys. The PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, as we satisfy the PCS performance obligation.

Product Warranties

Our 3D printers are sold with a warranty period of typically one year from installation. After the warranty period, we generally offer service contracts that enable our customers to continue service and maintenance coverage. These service contracts are offered with various levels of support and options, and are priced accordingly. One entitlement of our service contracts is our service engineers provide periodic preventive maintenance visits to customer sites. Additionally, we provide training to our partners to enable them to also perform these services. Another contract entitlement on certain printer models is proactive remote troubleshooting capability through the Company’s integrated platform. From time to time, we also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities. In some cases, we have discontinued upgrade support and maintenance agreements for certain of our older legacy printers.

Printers and certain other products include a warranty that covers workmanship, software, and hardware components under which we provide maintenance for periods up to one year. For these initial product warranties, estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information regarding the nature, frequency and average cost of claims for each type of printer or other product, as well as assumptions about future activity and events. Revisions to expense accruals are made as necessary based on changes in these historical and future factors.

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(22,858)	$(19,464)	$(51,344)	$(78,990)
Denominator:
Basic weighted average shares outstanding	9,240,453	5,771,465	8,431,298	5,656,713
Diluted weighted average shares outstanding	9,240,453	5,771,465	8,431,298	5,656,713

Net income (loss) per share
Basic	$(2.47)	$(3.37)	$(6.09)	$(13.96)
Diluted	$(2.47)	$(3.37)	$(6.09)	$(13.96)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	For the Three and Nine Months Ended
	2024	2023

Common stock warrants	5,504,118	375,571
Common stock options	274,975	432,476
Restricted stock units	431,254	328,315
Debt Derivative	—	1,289,491
Total potentially dilutive common share equivalents	6,210,347	2,425,853

Total potentially dilutive common share equivalents for the three and nine months ended September 30, 2024 and 2023 excludes 585,488 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$1,347	$—	$—	$1,347
Total financial assets	$1,347	$—	$—	$1,347
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	1	1
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	102	102
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	18	18
Common stock warrant liabilities (2024 Private Warrants) (iii)	—	—	418	418
Common stock warrant liabilities (BEPO Warrants) (iii)	—	—	20	20
Common stock warrant liabilities (BEPO Agent Warrants) (iii)	—	—	21	21
Common stock warrant liabilities (July 2024 Private Warrants) (iii)	—	—	910	910
Common stock warrant liabilities (August Inducement Warrants) (iii)	—	—	860	860
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,361	$2,361

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,422	$—	$—	$3,422
Corporate bonds (ii)	—	6,621	—	6,621
Total financial assets	$3,422	$6,621	$—	$10,043
Liabilities
Common stock warrant liabilities (Public Warrants) (iii)	$258	$—	$—	$258
Common stock warrant liabilities (Private Placement Warrants) (iii)	—	—	127	127
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	23	23
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	10,891	10,891
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	536	536
Contingent earnout liabilities	—	—	1,456	1,456
Total financial liabilities	$258	$—	$13,033	$13,291

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.
(iii)
Included in warrant liabilities on the condensed consolidated balance sheets.

For more information regarding the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, and the BEPO Agent Warrants, July 2024 Private Warrants, August Inducement Warrants and the Contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	Debt derivatives	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$—	$10,891	$536	$—	$—	$—	$—	$—
Change in fair value	114	5	437	—	2,162	108	—	—	—	—	—
Fair value as of March 31, 2024	$241	$28	$1,893	$—	$13,053	$644	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	—	—	—	6,321	9,020	446	-	-
Change in fair value	(217)	(23)	(1,824)	—	(11,016)	(544)	(5,948)	(6,784)	(336)	-	-
Fair value as of June 30, 2024	$24	$5	$69	$—	$2,037	$100	$373	$2,236	$110	$0	$0
Issuance of instruments	—	—	—	—	—	—	—	—	—	$4,200	$2,437
Change in fair value	(24)	(4)	(58)	—	(1,935)	(82)	(352)	(1,818)	(90)	(3,290)	(1,577)
Fair value as of September 30, 2024	$0	$1	$11	$—	$102	$18	$21	$418	$20	$910	$860

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	Debt derivatives	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants
	(In thousands)
Fair value as of January 1, 2023	$888	$109	$17,414	$—	$—	$—	$—	$—	$—
Change in fair value	869	37	9,653	—	—	—	—	—	—
Fair value as of March 31, 2023	$1,757	$146	$27,067	$—	$—	$—	$—	$—	$—
Change in fair value	(269)	(6)	(1,843)	—	—	—	—	—	—
Fair value as of June 30, 2023	$1,488	$140	$25,224	$—	$—	$—	$—	$—	$—
Change in fair value	(554)	(41)	(10,810)	17,538	—	—	—	—	—
Fair value as of September 30, 2023	$934	$99	$14,414	$17,538	$—	$—	$—	$—	$—

The fair value of the private placement warrant liabilities, the 2022 Private Warrant, the contingent earnout liabilities, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, the BEPO Agent Warrants, the July 2024 Private Warrants and the August Inducement Warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

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

In determining the fair value of the 2022 Private Warrant, RDO Warrants, Placement Agent Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments).

Note 5. Investments

Available-for-sale Investments

There were no available-for-sale (“AFS”) investments as of September 30, 2024. Investments sold during the quarter ending September 30, 2024, had a realized loss of less than $0.1 million. The following table summarizes the Company’s AFS investments as of December 30, 2023. These are classified as “Short-term investments” on the condensed consolidated balance sheets.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	$6,717	$—	$(96)	$6,621
Total available-for-sale investments	$6,717	$—	$(96)	$6,621

The following table presents the breakdown of the AFS investments in an unrealized loss position as of December 31, 2023, respectively.

	December 31, 2023
	Fair Value	Gross Unrealized Loss
	(In thousands)
Corporate bonds
Less than 12 months	$—	$—
12 months or longer	6,621	(96)
Total	$6,621	$(96)

There were no material realized gains or losses on AFS investments during the three and nine months ended September 30, 2023.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Trade receivables	$13,049	$10,203
Less: Allowances for credit losses	(2,836)	(620)
Total	$10,213	$9,583

Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Raw materials	$64,767	$75,581
Work-in-progress	12,756	9,922
Finished goods	10,267	2,406
Less: Inventory reserve	(25,814)	(27,093)
Total	$61,976	$60,816

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Prepaid insurance and other	$1,774	$2,738
Vendor prepayments	160	1,262
Total	$1,934	$4,000

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Computers and software	$2,525	$2,549
Lab equipment and other equipment	8,018	8,075
Furniture and fixtures	206	206
Leasehold improvements	14,484	14,406
Total property, plant and equipment	25,233	25,236
Less accumulated depreciation and amortization	(12,081)	(8,910)
Property, plant and equipment, net	$13,152	$16,326

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1.1 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $3.3 million and $3.8 million, respectively.

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

Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Right of use assets	$8,041	$10,672
Non-current contract assets	2,957	5,117
Non-current prepaid expenses and other assets	3,062	1,993
Total Other assets	$14,060	$17,782

Certain balances included in contract assets for prior periods have been reclassified to conform to the current period presentation.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Accrued expenses	$1,769	$1,948
Accrued salaries and benefits	1,668	2,277
Lease liability – current portion	1,888	2,266
Total Accrued expenses and other current liabilities	$5,325	$6,491

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Lease liabilities – noncurrent portion	$8,887	$10,176
Other noncurrent liabilities	1,450	1,380
Total other noncurrent liabilities	$10,337	$11,556

Note 7. Equipment on Lease, Net

The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.8 million as of September 30, 2024. The equipment leased to customers had a cost basis of $7.4 million and accumulated depreciation of $0.8 million as of December 31, 2023.

The total depreciation expense was $0.1 million and $0.1 million included in cost of revenue for the three months ended September 30, 2024 and 2023, respectively. The total depreciation expense was $0.6 million and $0.7 million included in cost of revenue for the nine months ended September 30, 2024 and 2023, respectively.

Lease payments from customers consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Equipment on lease payments	$192	$531	$954	$1,141

Lease payments to be received as of September 30, 2024 are as follows:

(In thousands)
Remainder of 2024	$500
2025	1,167
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments to be received	$1,667

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2024 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell (McGlincy) was terminated during the quarter ended March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company exited from its two facilities at Campbell (Division) during the quarter ended December 31, 2023, which are no longer in use, however the lease agreements have not been terminated as of September 30, 2024.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$8,041	$10,672
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,749	$2,153
Noncurrent (Other noncurrent liabilities)	8,737	9,973
	10,486	12,126
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$139	$113
Noncurrent (Other noncurrent liabilities)	150	203
	$289	$316
Total lease liabilities	$10,775	$12,442

There were no impairments recorded related to these assets as of September 30, 2024 and December 31, 2023.

Information about lease-related balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except years and percentages)
Operating lease expense	$687	$746	$2,179	$2,256
Financing lease expense	42	18	134	36
Short-term lease expense	40	78	148	242
Total lease expense	$769	$842	$2,461	$2,534
Cash paid for leases	$691	$710	$2,189	$2,116
Weighted – average remaining lease term – operating leases (years)	7.2	3.4	7.2	3.4
Weighted – average discount rate – operating leases	8.9%	8.8%	8.9%	8.8%

Maturity of operating lease liabilities as of September 30, 2024 are as follows:

(In thousands)
Remainder of 2024	$661
2025	2,390
2026	2,430
2027	2,400
2028	2,490
Thereafter	8,779
Total operating lease payments	$19,150
Less portion representing imputed interest	(8,664)
Total operating lease liabilities	$10,486
Less current portion	1,749
Long-term portion	$8,737

Note 9. Debt

Debt consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Secured notes	$30,055	$33,516
Deferred financing costs	(453)	(384)
Total	$29,602	$33,132
Debt – current portion	29,602	21,191
Long-term debt – less current portion	$—	$11,941

As of September 30, 2024, the Company’s debt consists of Secured Notes entered into with High Trail Investments ON LLC and an affiliated institutional investor (together, the "Investors"). The Secured Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies). For a full description of the debt arrangement, see Note 9, Debt, in the audited consolidated financial statements included in the 2023 Form 10-K.

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

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. The July Redemption Payment will be paid monthly at a Repayment Price of $1,050,000 with $875,000 in aggregate principal amount of the Secured Notes redeemed. In addition to the July Redemption Payment, on the first day of each three-month period beginning on October 1, 2024 (a “Partial Redemption Date”), the Company will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the Investors cancel or waive such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of

$10,500,000. During August and September 2024 we received extensions from the Investors for the July Redemption Payment through October 4, 2024.

Secured Notes

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

On July 2, 2024, we received a notice of default from the trustee of the Secured Notes, U.S. Bank Trust Company, National Association (the "Trustee") stating that the Company was in violation of Section 4.4 of the indenture dated as of August 14, 2023 (the “Indenture”) between the Company and the Trustee as of April 29, 2024, due to the Company's failure to timely provide an Officer's Certificate indicating the Company was in compliance with the covenants in the Indenture. On July 3, 2024, we submitted to the Trustee the required documents to cure the covenant non-compliance. On July 9, 2024, we obtained a waiver from the Investors waiving this default, related defaults, and the payment of any accrued default interest in connection with these defaults.

The Company incurred deferred financing costs of $0.5 million related to the Secured Notes, which were capitalized upon issuance and are being accreted over the term of the Secured Notes using the effective interest rate method with $0.1 million and $0.3 million amortized to interest expense for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the remaining unamortized balance of deferred financing costs was $0.2 million and were included in Debt — current portion on the balance sheets.

Additionally, the Company is accreting discounts of $17.8 million and capitalizing to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $6.2 million and $14.2 million amortized to interest expense for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the unamortized discount was $2.4 million, which includes the difference between the principal and the Repayment Price. For the three months ended September 30, 2024, the Company incurred and paid $0.5 million and $0 in interest expense, respectively, related to the Secured Notes. For the nine months ended September 30, 2024, the Company incurred and paid $1.5 million and $0.6 million in interest expense, respectively, related to the Secured Notes. The effective interest rate was 98.5% for the three and nine months ended September 30, 2024.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, are as follows as of September 30, 2024:

(In thousands)
2024	$15,550
2025	$16,700
$32,250

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2024, we had 9,647,652 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	September 30,	December 31,
	2024	2023
	(share data)
Common stock warrants	5,504,118	1,455,574
Shares available for future grant under 2021 Equity Incentive Plan	595,704	844,496
Reserved for At-the-Market offering	80,742	80,742
Reserved for employee stock purchase plan	284,367	210,606
Total shares of common stock reserved	6,464,931	2,591,418

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 571,429 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During nine months ended September 30, 2024, the Company sold no shares pursuant to the ATM sales agreement.

Effective January 1, 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 369,170 shares of common stock for issuance under the 2021 EIP and 73,748 shares of common stock for issuance under the 2021 ESPP (as defined below).

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of September 30, 2024 and December 31, 2023.

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

In connection with the Third Note Amendment, on July 1, 2024, the Company also entered into a letter agreement with the Investors pursuant to which the Company issued to the Investors warrants (the “July 2024 Private Warrants”) to purchase up to an aggregate of 1,650,000 shares of Common Stock. The July 2024 Private Warrants became exercisable 45 days after the original issuance date, are exercisable at an exercise price of $3.00 per share and will expire on the five year anniversary of the issuance date. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The July 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

On August 12, 2024, the Company entered into a warrant inducement with certain warrant holders. Pursuant to the Inducement Agreement, the holders of the Existing Warrants agreed to reduce the exercise price of their Existing Warrants totaling 742,857, from $19.78 per share to $2.28 per share. Additionally, the Company agreed to issue registered warrants with an exercise price of $2.28 per share to purchase 1,485,714 shares of Common Stock (the “August Inducement Warrants”) and will expire on the five year anniversary of the issuance date. The August Inducement Warrants may also be exercised on a cashless basis under certain circumstances.

Warrants to purchase an equal number of shares of common stock of 5,504,118 and 1,455,574 were exercisable as of September 30, 2024 and December 31, 2023, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	September 30, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public Warrants – Common Stock	12/02/2020	09/29/2026	246,429	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
RDO Warrants - Common Stock	12/29/2023	12/29/2028	285,714	$19.78
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
2024 Private Warrants - Common Stock	4/1/2024	5/16/2025	627,117	$15.95
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	979,592	$12.25
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	48,980	$13.48
July 2024 Private Warrants - Common Stock	7/01/2024	7/01/2029	1,650,000	$3.00
August Inducement Warrants - Common Stock	8/13/2024	08/12/2029	1,485,714	$2.28
			5,504,118

	December 31, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public warrants – Common Stock	12/02/2020	09/29/2026	246,428	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
RDO Warrants - Common Stock	12/29/2023	12/29/2028	1,028,574	$19.78
2023 Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
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

The liabilities associated with the Private Placement Warrants, 2022 Private Warrants, RDO Warrants, Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and nine months ended September 30, 2024 and September 30, 2023. See Note 4, Fair Value Measurements, in this Report for liability classified warrants recorded at fair value.

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

Private Placement Warrants – Fair Value Assumptions

The fair value of the private placement common stock warrant liability was $0 as of September 30, 2024 as the publicly traded price was $0.00 as of September 30, 2024. The assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of September 30, 2024	As of December 31, 2023
Current stock price	$—	$13.92
Expected volatility	—%	105.0%
Risk-free interest rate	—%	4.1%
Dividend rate	—%	—%
Expected Term (years)	—	2.75

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

2022 Private Warrants, RDO Warrants, Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants liabilities were as follows:

	As of September 30, 2024	As of December 31, 2023
Current stock price	$0.72	$14.00
Expected volatility	138.0%	108.3%
Risk-free interest rate	4.9%	3.8% - 3.9%
Dividend rate	—%	—%
Expected Term (years)	9.82	5 - 10.57

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

2024 Private Warrants, - Fair Value Assumptions

The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

As of September 30, 2024
Current stock price	$0.72
Expected volatility	188.8%
Risk-free interest rate	4.2%
Dividend yield	—%
Expected Term (years)	0.62

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

BEPO Warrants, BEPO Agent Warrant - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

As of September 30, 2024
Current stock price	$0.72
Expected volatility	138.0%
Risk-free interest rate	4.6%
Dividend yield	—%
Expected Term (years)	4.53

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

August Inducement Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the August Inducement Warrant liabilities were as follows:

As of September 30, 2024
Current stock price	$0.72
Expected volatility	138.0%
Risk-free interest rate	4.8%
Dividend yield	—%
Expected Term (years)	4.87

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

July 2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the July 2024 Private Warrant liabilities were as follows:

As of September 30, 2024
Current stock price	$0.72
Expected volatility	138.0%
Risk-free interest rate	3.6%
Dividend yield	—%
Expected Term (years)	4.75

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

See Note 4, Fair Value Measurements, in this Report for the liability for contingent earnout liabilities carried at fair value for the three months ended September 30, 2024 and 2023.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of September 30, 2024	As of December 31, 2023
Current stock price	$0.72	$14.00
Expected volatility	138.1%	105.0%
Risk-free interest rate	3.7%	4.1%
Dividend yield	—%	—%
Expected Term (years)	2.00	2.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2024, the Company had a remaining allocated reserve of 595,704 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of September 30, 2024, the Company had an allocated reserve of 284,367 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2024, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2022	485	$18.90	7.3
Granted	—	$—
Exercised	(40)	$10.50
Forfeited or expired	(12)	$21.70
Outstanding as of Sept 30, 2023	433	$19.60	6.7
Options vested and expected to vest as of Sept 30, 2023	433	$19.60
Vested and exercisable as of Sept 30, 2023	352	$22.40

Outstanding as of December 31, 2023	376	$21.47	6.2
Granted	—	$—
Exercised	(51)	$6.30
Forfeited or expired	(50)	$11.93
Outstanding as of Sept 30, 2024	275	$25.91	5.3
Options vested and expected to vest as of Sept 30, 2024	275	$25.91
Vested and exercisable as of Sept 30, 2024	275	$26.00

The aggregate intrinsic value of options outstanding was $2.0 million and $2.3 million, respectively, as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of less than a year.

For the nine months ended September 30, 2024, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of September 30, 2024 and 2023 and their activity during the nine months ended September 30, 2024 and 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2022	275	$156.45
Granted	163	73.85
Released	(47)	134.05
Cancelled	(41)	149.45
Balance as of Sept 30, 2023	350	$121.80	$26,411
Expected to vest as of Sept 30, 2023	350	$121.80	$26,411

Balance as of December 31, 2023	570	$68.00
Granted	423	$3.54
Released	(392)	$22.86
Cancelled	(170)	$58.58
Balance as of Sept 30, 2024	431	$49.53	$310
Expected to vest as of Sept 30, 2024	431	$49.53	$310

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of September 30, 2024, there was $17.8 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.5 years. As of September 30, 2023, there was $37.3 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Restricted stock units	$2,445	$4,917	$9,375	$13,720
Stock options	16	88	115	956
Earnout shares–employees	1,246	1,711	3,551	4,810
	$3,707	$6,716	$13,041	$19,486

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of 3D Printer	$228	$—	$886	$—
Cost of Support services	249	—	582	—
Research and development	1,199	3,115	3,879	9,104
Selling and marketing	643	1,637	2,559	4,718
General and administrative	1,388	1,964	5,135	5,664
	$3,707	$6,716	$13,041	$19,486

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the nine months ended September 30, 2024, and 2023 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of September 30, 2024, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $18.7 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company has paid all matching contributions as of September 30, 2024.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
	(as a percentage)
Customer 1	50.7%	<10%	21.0%	<10%	<10%	<10%
Customer 2	27.5%	<10%	14.4%	<10%	<10%	—%
Customer 3	<10%	—%	16.4%	—%	<10%	—%
Customer 4	<10%	<10%	14.4%	<10%	14.3%	<10%
Customer 5	<10%	22.8%	<10%	<10%	<10%	—%
Customer 6	<10%	14.2%	<10%	<10%	<10%	—%
Customer 7	—%	14.1%	<10%	<10%	<10%	11.2%
Customer 8	—%	13.3%	—%	<10%	—%	—%
Customer 9	—%	12.4%	—%	<10%	<10%	—%
Customer 10	<10%	—%	<10%	—%	22.2%	—%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Americas	$8,031	$22,766	$27,507	$65,852
Europe	205	329	706	8,927
Other	11	72	164	209
Total	$8,247	$23,167	$28,377	$74,988

Contract Assets and Liabilities

There was $0.5 million and $2.1 million of revenue recognized during the three and nine months ended September 30, 2024, respectively, included in contract liabilities as of December 31, 2023. The amount of revenue recognized during the three and nine months ended September 30, 2023 included in contract liabilities as of December 31, 2022 was $0.6 million and $2.3 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjusts the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result of a change in estimation. There was no revenue related to variable consideration and $3.9 million in revenue related to variable considerations during the three ended September 30, 2024 and 2023. There was no revenue related to variable consideration and $3.9 million in revenue related to variable consideration for the nine months ended September 30, 2024 and 2023, respectively.

Note 16. Revision of Previously Issued Condensed Consolidated Interim Financial Statements

As discussed in Note 1, during the fourth quarter of 2023, the Company identified errors related to revenue, other assets and contract assets which also impacted the interim periods in 2023 as originally presented in the Company’s quarterly reports on Form 10-Q. Additionally, the Company has made adjustments to correct for other previously identified immaterial errors including the classification of stock-based compensation as cost of revenue for the three and nine months ended September 30, 2023. The Company concluded that these errors were not material, either individually or in the aggregate, to its previously issued unaudited condensed consolidated interim financial statements. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The Company revised the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 to reflect the corrections of these immaterial errors in this Quarterly Report.

The impact of the revision is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue
3D Printer	$21,428	$(641)	$20,787	$69,193	$(768)	$68,425
Recurring payment	531	—	531	1,141	—	1,141
Support services	1,849	—	1,849	5,422	—	5,422
Total Revenue	23,808	(641)	23,167	75,756	(768)	74,988
Cost of revenue
3D Printer	20,273	499	20,772	61,975	1,017	62,992
Recurring payment	111	—	111	893	—	893
Support services	1,936	185	2,121	5,495	377	5,872
Total cost of revenue	22,320	684	23,004	68,363	1,394	69,757
Gross profit	1,488	(1,325)	163	7,393	(2,162)	5,231
Operating expenses
Research and development	9,819	(329)	9,490	32,820	(675)	32,145
Selling and marketing	5,772	—	5,772	18,054	—	18,054
General and administrative	11,118	(355)	10,763	31,569	(719)	30,850
Total operating expenses	26,709	(684)	26,025	82,443	(1,394)	81,049
Loss from operations	(25,221)	(641)	(25,862)	(75,050)	(768)	(75,818)
Interest expense	(1,107)	(1,911)	(3,018)	(1,671)	(1,911)	(3,582)
Gain (loss) on fair value of warrants	1,587	—	1,587	(138)	—	(138)
Gain (loss) on fair value of contingent earnout liabilities	10,810	—	10,810	3,000	—	3,000
Gain (loss) on fair value of debt derivatives	(3,648)	484	(3,164)	(3,648)	484	(3,164)
Loss on debt extinguishment	(253)	—	(253)	(253)	—	(253)
Other income, net	436	—	436	965	—	965
Loss before provision for income taxes	(17,396)	(2,068)	(19,464)	(76,795)	(2,195)	(78,990)
Provision for income taxes	—	—	—	—	—	—
Net loss	(17,396)	(2,068)	(19,464)	(76,795)	(2,195)	(78,990)

Net loss per share–basic and diluted	$(3.01)	$—	$(3.37)	$(13.58)	$—	$(13.96)

Shares used in computing net loss per share–basic and diluted	5,771,465	—	5,771,465	5,656,713	—	5,656,713

Net loss	$(17,396)	$(2,068)	$(19,464)	$(76,795)	$(2,195)	$(78,990)
Net unrealized holding gain on available-for-sale investments	149	—	149	585	—	585
Total comprehensive loss	$(17,247)	$(2,068)	$(19,315)	$(76,210)	$(2,195)	$(78,405)

Note 17. Subsequent Events

Reduction in Force

On October 9, 2024, the Company commenced a reduction in force plan to streamline its business operations, reduce costs and create further operating efficiencies, which affected 46 employees, representing approximately 32% of the Company’s workforce. In connection with the reduction in force, the Company currently estimates it will incur approximately $1.3 million to $1.5 million of costs, consisting primarily of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The majority of the cash payments related to these expenses will be paid out during the fourth quarter of 2024.

Senior Secured Notes Purchase and Forbearance

On December 9, 2024, Arrayed Notes Acquisition Corp., a subsidiary of Arrayed Additive, Inc. purchased the Secured Notes from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note holders. The Company and the Note Holders entered into a forbearance agreement where the Note holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

Debt for Equity Exchange

On December 24, 2024, the Company and Arrayed Notes Acquisition Corp. (“Arrayed”) entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and became the owner of 95% of the Company’s issued and outstanding common stock.

As part of the Exchange transaction, six of the ten Board of Directors resigned and appointed Arun Jeldi, the CEO of Arrayed Additive, Inc. as a director and Chief Executive Officer of the Company.

Convertible Secured Note

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein. During the year ended December 31, 2023, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Notes 1 and 16 to the condensed consolidated interim financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

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

As discussed elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. As of September 30, 2024, the Company had approximately $1.6 million in cash and short-term investments and $10.2 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $17.7 million and $29.6 million in Secured Notes as of September 30, 2024.

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

Recent Debt and Equity Transactions

As of September 30, 2023, we did not satisfy the minimum revenue covenant for the quarter ended September 30, 2023 in our then outstanding $70.0 million aggregate principal amount of senior secured convertible notes due 2026 (the “Secured Convertible Notes”). From September 30, 2023 through July 31, 2024, we took the following steps to repay and restructure our indebtedness and raise additional capital:

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

On December 9, 2024, Arrayed Notes Acquisition Corp., a subsidiary of Arrayed Additive, Inc. "Arrayed" purchased the Secured Notes from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note Holders.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22,382,000.00 in principal amount of the Company’s Secured Notes plus $369,303.00 of accrued interest on the Notes. Arrayed continues to hold $4,999,969.30 in principal amount of the Notes, and became the owner of 95% of the Company’s issued and outstanding common stock.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

See Note 17 Subsequent Events in the notes to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. The Company will need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near-term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue ($ in millions)	$8	$23	$28	$75
Bookings ($ in millions)	$6	$11	$28	$47
Backlog ($ in millions)	$21	$6	$21	$6

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2024 and 2023, sales to the top three customers accounted for 82.0% and 51.1%, respectively, of our revenue. Of the top three customers for the three months ended September 30, 2024, one customer was different from the top three customers for the comparable period in 2023. For the nine months ended September 30, 2024 and 2023, sales to the top three customers accounted for 51.7% and 22.1%, respectively. Of the top three customers for the three months ended September 30, 2024 all customers were different from the top three customers for the comparable period in 2023.

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

The timeframe from order to completion of the site acceptance test usually occurs over three to nine months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.

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

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets, transaction costs related to the warrant inducement transaction and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2024 and 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$1,049	$20,787	$(19,738)	(95.0)%
Recurring payment	192	531	(339)	(63.8)%
Licensing	5,000	—	5,000	100.0%
Support services	2,006	1,849	157	8.5%
Total Revenue	8,247	23,167	(14,920)	(64.4)%
Cost of revenue
3D Printer	2,224	20,772	(18,548)	(89.3)%
Recurring payment	195	111	84	75.7%
Support services	1,757	2,121	(364)	(17.2)%
Total cost of revenue	4,176	23,004	(18,828)	(81.8)%
Gross profit (loss)	4,071	163	3,908	2397.5%
Operating expenses
Research and development	4,438	9,490	(5,052)	(53.2)%
Selling and marketing	3,099	5,772	(2,673)	(46.3)%
General and administrative	15,279	10,763	4,516	42.0%
Total operating expenses	22,816	26,025	(3,209)	(12.3)%
Loss from operations	(18,745)	(25,862)	7,117	(27.5)%
Interest expense	(10,949)	(3,018)	(7,931)	262.8%
Gain on fair value of warrants	9,221	1,587	7,634	481.0%
Gain on fair value of contingent earnout liabilities	58	10,810	(10,752)	(99.5)%
Loss on fair value of debt derivatives	—	(3,164)	3,164	(100.0)%
Loss on debt derivative	—	(253)	253	(100.0)%
Other income (expense), net	(2,443)	436	(2,879)	(660.3)%
Income (loss) before provision for income taxes	(22,858)	(19,464)	(3,394)	17.4%
Provision for income taxes	—	—	—	—
Net income (loss)	$(22,858)	$(19,464)	$(3,394)	17.4%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
3D Printer sales	$1,049	12.7%	$20,787	89.7%	$(19,738)	(95.0)%
Recurring payment	192	2.3%	531	2.3%	(339)	(63.8)%
Licensing	5,000	60.6%	—	—	5,000	100.0%
Support services	2,006	24.3%	1,849	8.0%	157	8.5%
Total Revenue	$8,247	100.0%	$23,167	100.0%	$(14,920)	(64.4)%

Total revenue for the three months ended September 30, 2024 and 2023 was $8.2 million and $23.2 million, respectively, a decrease of $14.9 million, or 64.4%.

3D Printer sales were $1.0 million and $20.8 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $19.7 million. The decrease in revenue was primarily attributed to the fewer number of systems sold. The 3D Printer sales also included parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was $0.2 million for the three months ended September 30, 2024 and $0.5 million for the three months ended September 30, 2023. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions.

Licensing revenue was $5.0 million and $0 for the three months ended September 30, 2024 and 2023, respectively. The increase in licensing revenue was attributed to a licensing agreement with SpaceX where SpaceX obtained a non-exclusive license to certain Velo3D patents and technologies for its internal uses only.

Our Support Services revenue was $2.0 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.2 million. The increase in Support Services revenue was primarily due to services provided to SpaceX in connection with the licensing transaction, offset by a decrease in Support Service contracts from the fewer number of systems sold.

As discussed above, due to the impact of customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies. In addition, we believe customers may be hesitant to do business with us because of the uncertainty regarding our current financial situation. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in service increases. As of September 30, 2024, our backlog for firm orders was $21 million for 3D Printers compared to $13 million as of December 31, 2023.

In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended September 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$2,224	53.3%	$20,772	90.3%	$(18,548)	(89.3)%
Cost of Recurring Payment	195	4.7%	111	0.5%	84	75.7%
Cost of Support Services	1,757	42.1%	2,121	9.2%	(364)	(17.2)%
Total Cost of Revenue	$4,176	100.0%	$23,004	100.0%	$(18,828)	(81.8)%

Total cost of revenue for the three months ended September 30, 2024 and 2023 was $4.2 million and $23.0 million, respectively, a decrease of $18.8 million, or 81.8%.

Cost of 3D Printers was $2.2 million and $20.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $18.5 million was due to a decrease in number of systems sold for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of Recurring Payment was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. This increase of $0.1 million was primarily due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the three months ended September 30, 2024, compared to the three months September 30, 2023.

Cost of Support Services was $1.8 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively. Cost of Support Services decreased by $0.4 million, due to the fixed costs associated with field service engineering labor and overhead in September 30, 2024, compared to September 30, 2023.

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

Cost of revenue as a percentage of revenue was 50.6% and 99.3% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by lower cost associated with license revenue.

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

Gross Profit and Gross Margin

Total gross profit (loss) was $4.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was 49.4% and 0.7% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit for the three months ended September 30, 2024 was primarily attributable to the lower cost associated with license revenue during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

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

Research and Development Expenses

Research and development expenses were $4.4 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $5.1 million. The decrease in research and development expenses was driven by a $1.0 million decrease in purchased materials, a $2.1 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.4 million in miscellaneous expenses, and a decrease of $1.6 million in stock-based compensation .

We expect research and development costs to continue to decrease in the remainder of 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $3.1 million and $5.8 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $2.7 million. The decrease was attributable to a decrease of $1.0 million in stock-based compensation, a

$0.5 million decrease in marketing costs, a $0.5 million decrease in general marketing initiatives, and a $0.7 million increase in headcount, salaries and employee-related expenses.

We expect selling and marketing expenses to continue to decrease during the remainder of 2024 as we continue to implement our realignment strategy. During the remainder of 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $15.3 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $4.5 million. The increase was attributable to a $6.7 million increase in bad debt expense offset by a $0.6 million decrease in facilities expenses, a $1.0 million decrease in headcount, salaries and employee-related expenses and a $0.2 million dollar decrease in stock-based compensation.

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

Interest Expense

Interest expense was $10.9 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, due to the issuance of the Secured Notes.

We expect our interest expense will continue to increase as a result of our Secured Notes.

Gain on Fair Value of Warrants

The change in fair value of warrants resulted in a gain of $9.2 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain on Fair value of Contingent Earnout Liabilities

The gain on fair value of the contingent earnout liability was less than $0.1 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price.

Other Income (Expense), Net

Other (expense) and income, net was ($2.4) million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase in other expense was due to costs related to warrant issuances.

Income Taxes

No provision for federal and state income taxes was recorded for both the three months ended September 30, 2024 and 2023 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2024 and December 31, 2023.

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

Comparison of the Nine Months Ended September 30, 2024 and 2023:

The following table summarizes our historical results of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$17,388	$68,425	$(51,037)	(74.6)%
Recurring payment	954	1,141	(187)	(16.4)%
Licensing	5,000	—	5,000	100.0%
Support services	5,035	5,422	(387)	(7.1)%
Total Revenue	28,377	74,988	(46,611)	(62.2)%
Cost of revenue
3D Printer	22,362	62,992	(40,630)	(64.5)%
Recurring payment	742	893	(151)	(16.9)%
Support services	6,914	5,872	1,042	17.7%
Total cost of revenue	30,018	69,757	(39,739)	(57.0)%
Gross profit (loss)	(1,641)	5,231	(6,872)	(131.4)%
Operating expenses
Research and development	14,026	32,145	(18,119)	(56.4)%
Selling and marketing	12,181	18,054	(5,873)	(32.5)%
General and administrative	32,867	30,850	2,017	6.5%
Total operating expenses	59,074	81,049	(21,975)	(27.1)%
Loss from operations	(60,715)	(75,818)	15,103	(19.9)%
Interest expense	(20,309)	(3,582)	(16,727)	467.0%
Gain (loss) on fair value of warrants	31,911	(138)	32,049	(23223.9)%
Gain (loss) on fair value of contingent earnout liabilities	1,445	3,000	(1,555)	(51.8)%
Loss on fair value of debt derivatives	—	(3,164)	3,164	(100.0)%
Loss on debt derivative	—	(253)	253	(100.0)%
Other income (expense), net	(3,676)	965	(4,641)	(480.9)%
Income (loss) before provision for income taxes	(51,344)	(78,990)	27,646	(35.0)%
Provision for income taxes	—	—	—	—
Net income (loss)	$(51,344)	$(78,990)	$27,646	(35.0)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
3D Printer sales	$17,388	61.3%	$68,425	91.2%	$(51,037)	(74.6)%
Recurring payment	954	3.4%	1,141	1.5%	(187)	(16.4)%
Licensing	5,000	17.6%	—	—	5,000	100.0%
Support services	5,035	17.7%	5,422	7.2%	(387)	(7.1)%
Total Revenue	$28,377	100.0%	$74,988	100.0%	$(46,611)	(62.2)%

Total revenue for the nine months ended September 30, 2024 and 2023 was $28.4 million and $75.0 million, respectively, a decrease of $46.6 million, or 62.2%.

3D Printer sales were $17.4 million and $68.4 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $51.0 million. The decrease in revenue was primarily attributed to a fewer number of systems sold, offset by a change in product mix to include more higher priced systems. The 3D Printer sales also included parts and consumables revenue.

Recurring Payment, structured as an operating lease, was $1.0 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily attributable to a revenue reduction related to increased bad debt expense in the nine months ended September 30, 2023.

Licensing revenue was $5.0 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. The increase in licensing revenue was attributed to a licensing agreement with SpaceX where SpaceX obtained a non-exclusive license to certain Velo3D patents and technologies for its internal uses only.

Our Support Services revenue was $5.0 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in Support Services revenue was primarily due to a decrease in Support Service contracts from a fewer number of systems sold and the non-renewal of Support Service contracts of systems sold prior to September 30, 2023

As discussed above, due to the impact of customer order delays and our bookings to date, we expect additional contraction of revenue growth in the near term, as we focus on the implementation of our operational realignment initiatives and go-to-market and service strategies. In addition, we believe customers may be hesitant to do business with us because of the uncertainty regarding our financial situation as a result of the Secured Notes. In the medium term, we expect the demand for the Sapphire family of systems, primarily the Sapphire XC to drive future revenue growth. We also expect our Recurring Payment and Support Service revenue to increase as the number of systems we have in the field increases. As of September 30, 2024, our backlog for firm orders was $21 million for 3D Printers compared to $13 million as of December 31, 2023. We expect our new sales strategy, especially in the defense and aerospace industries, will improve results in the second half of 2024.

In connection with our realignment strategy, we are taking a strategic approach to our marketing and selling efforts to provide an improved customer experience, which we expect will enhance our efforts to introduce our technology to new customers and expand our existing customer network to increase demand.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Nine Months Ended September 30,
	2024		2023		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$22,362	74.5%	$62,992	90.3%	$(40,630)	(64.5)%
Cost of Recurring Payment	742	2.5%	893	1.3%	(151)	(16.9)%
Cost of Support Services	6,914	23.0%	5,872	8.4%	1,042	17.7%
Total Cost of Revenue	$30,018	100.0%	$69,757	100.0%	$(39,739)	(57.0)%

Total cost of revenue for the nine months ended September 30, 2024 and 2023 was $30.0 million and $69.8 million, respectively, a decrease of $39.7 million, or 57.0%.

Cost of 3D Printers was $22.4 million and $63.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $40.6 million was due to a decrease in number of systems sold for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, offset by consistent fixed manufacturing costs, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Cost of Recurring Payment was $0.7 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $0.2 million was due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cost of Support Services was $6.9 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.0 million, was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

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

Cost of revenue as a percentage of revenue was 105.8% and 93.0% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the cost of revenue as a percentage of revenue was primarily driven by lower system sales offset by consistent fixed manufacturing costs.

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

Gross Profit and Gross Margin

Total gross profit (loss) was $(1.6) million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was (5.8)% and 7.0% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit for the nine months ended September 30, 2024 was primarily attributable to the outsized impact of fixed costs on lower volume of 3D printer sales, the change in the mix of Sapphire and Sapphire XC system sales, the impact of launch customer pricing for Sapphire XC, higher than expected costs associated with the production of the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems, and higher material, labor and overhead costs, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

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

Research and Development Expenses

Research and development expenses were $14.0 million and $32.1 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $18.1 million. The decrease in research and development expenses in the nine months ended September 30, 2024 was driven by a $5.0 millidon decrease in purchased materials, a $7.0 million decrease in headcount, salaries and employee-related expenses, a decrease of $1.6 million in professional and miscellaneous expenses, and a decrease of $4.5 million in stock-based compensation .

We expect research and development costs to continue to decrease in the remainder of 2024 due to the maturation of our Sapphire family of systems and reduction in research and development projects due to our Strategic Realignment and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $12.2 million and $18.1 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $5.9 million. The decrease was attributable to a decrease of $2.2 million in stock-based compensation, a $1.0 million decrease in travel costs, a $1.6 million decrease in general marketing initiatives, a $1.0 million decrease in headcount, salaries and employee-related expenses and a $.1 million decrease in miscellaneous expenses.

We expect selling and marketing expenses to continue to decrease during the remainder of 2024 as we continue to implement our realignment strategy. During the remainder of 2024, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $32.9 million and $30.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $2.0 million. The increase was attributable to a $6.7 million increase in bad debt expense offset by a $1.7 million decrease in facilities expenses, a $2.8 million decrease in headcount, salaries and employee-related expenses and a $0.2 million dollar decrease in stock-based compensation.

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

Interest Expense

Interest expense was $20.3 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, due to the issuance of the Secured Notes.

We expect our interest expense will increase as a result of our Secured Notes.

Gain (loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a gain of $31.9 million and a loss of $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was a gain of $1.4 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively, and was related to the non-cash fair value change of the contingent earnout liabilities driven by the relative change in our stock price.

Other Income (Expense), Net

Other (expense) and income, net was $(3.7) million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in other expense was due to costs related to warrant issuances.

Income Taxes

No provision for federal and state income taxes was recorded for both the nine months ended September 30, 2024 and 2023 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2024 and December 31, 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had approximately $1.6 million in cash and short-term investments and $10.2 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $17.7 million and $29.6 million in Secured Notes as of September 30, 2024.

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

During the nine months ended September 30, 2024, we experienced less revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales in 2024. As of September 30, 2024, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of these unaudited condensed consolidated interim financial statements. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these condensed consolidated interim financial statements. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Purchase commitments (purchase orders) of $18.7 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder of 2024. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and Secured Notes. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

On December 9, 2024, Arrayed Notes Acquisition Corp., a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note holders.

On December 24, 2024, the Company and Arrayed Notes Acquisition Corp. (“Arrayed”) entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22,382,000.00 in principal amount of the Company’s Senior Secured Notes due 2026 plus $369,303.00 of accrued interest on the Notes. Arrayed continues to hold $4,999,969.30 in principal amount of the Notes, and became the owner of 95% of the Company’s issued and outstanding common stock.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

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

Debt Facilities

As of September 30, 2024, our debt arrangements comprised the Secured Notes, of which we had approximately $29.6 million aggregate principal amount outstanding as of September 30, 2024. The Secured Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, and October 1 of each year, commencing on January 1, 2024, and will mature on August 1, 2026. When we repay principal on the Secured Notes pursuant to the terms of the Secured Notes, we will be required to pay 120% of the principal amount repaid plus accrued and unpaid interest. On the first day of each three-month period beginning on April 1, 2024 (a “Partial Redemption Date”), we will redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the investors cancel such redemption. The aggregate principal amount of the Secured Notes that will be redeemable on a Partial Redemption Date will be $8,750,000 for a Repayment Price of $10,500,000.

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. During August and September 2024 we received extensions from the Investors for the July Redemption Payment through October 4, 2024

On April 1, 2024, we entered into the Second Note Amendment to our Secured Notes and agreed to make a cash payment of $5.0 million on April 1, 2024 to redeem approximately $4.2 million of aggregate principal amount of the Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024 to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, we issued warrants to purchase 21,949,079 shares of our common stock that become exercisable 45 days after the original issuance date at an exercise price of $0.4556 per share. The investors may exercise the warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

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

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(In thousands)
Net cash used in operating activities	$(30,465)	$(81,109)	$50,644
Net cash provided by investing activities	$6,644	$31,055	$(24,411)
Net cash provided by financing activities	$958	$76,213	$(75,255)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $30.5 million, consisting primarily of a net loss of $51.3 million, non-cash gain of $6.1 million described below, and an increase in net operating assets of $14.7 million. The increase in net operating assets was comprised of an increase from inventories of $1.7 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, an increase from accounts payable of $1.0 million, an increase from prepaid expenses of $2.2 million related to insurance and vendor prepayments, an increase from contract liabilities of $6.4 million, and an increase from other net operating assets of $7.1 million, offset by a decrease from accounts receivable of $0.6 million due to timing of customer payments, a decrease in other noncurrent liabilities of $1.9 million, and a decrease in accrued expenses and other current liabilities of $1.3 million. The noncash gain of $6.1 million primarily consisted of the the gain on fair value of warrants of $31.9 million, and the gain on fair value of contingent earnout liabilities of $1.4 million, offset by the stock-based compensation expense of $13.0 million, depreciation and amortization of $3.9 million, amortization of debt discount and deferred financing costs of $14.5 million and non-cash cost of issuance of common stock warrants of $8.0 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $81.1 million, consisting primarily of a net loss of $79.0 million, non-cash loss of $26.5 million described below, and a decrease in net operating assets of $28.6 million. The decrease in net operating assets was comprised of a decrease from accounts payable of $1.6 million, a decrease from contract liabilities of $10.3 million, a decrease from other net operating assets of $8.7 million, a decrease from accounts receivable of $3.4 million due to timing of customer payments, a decrease in accrued expenses and other current liabilities of $4.4 million, and a decrease from inventories of $3.7 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, offset by an increase from prepaid expenses of $3.5 million related to insurance and vendor prepayments. The noncash loss of
$26.5 million consisted of the loss on fair value of debt derivatives of $3.2 million, the loss on debt extinguishment of $0.3 million, the loss on fair value of warrants of $0.1 million, depreciation and amortization of $6.4 million and stock-based compensation expense of $19.5 million, partially offset by the gain on fair value of contingent earnout liabilities of $3.0 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and cash savings initiatives as part our Strategic Realignment.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 was $6.6 million, consisting of the sale of available for sale securities of $3.2 million, and maturities of available-for-sale investment securities of $3.5 million.

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

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.0 million, consisting of proceeds of $10.7 million from BEPO Offering, $1.7 million of proceeds from the the capital raise, and $0.3 million from the issuance of common stock upon exercise of stock options, offset by the repayment of the secured notes of $11.8 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, in the notes to the condensed consolidated interim financial statements in this Quarterly Report.

Implications of Being an Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the "Securities Act") and have elected to take advantage of the benefits of this extended transition period.

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2024 and 2023.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our unaudited condensed consolidated interim financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated interim financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "exchange Act"). As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023 and accounts receivable and contract assets as of and for the interim period ended September 30, 2024 . These material weaknesses also resulted in adjustments to interest expense, debt – current portion, additional paid-in capital, warrant liabilities, contingent earnout liabilities and gain (loss) on fair value of contingent earnout liabilities, which were recorded prior to the issuance of the condensed consolidated interim financial statements as of and for the interim period ended September 30, 2024. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of September 30, 2024, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; and designing and implementing controls over the preparation and review of journal entries and account reconciliations. Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2024, the Company had approximately $3.2 million in cash and short-term investments and $8.3 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $14.0 million and $24.6 million in Secured Notes as of September 30, 2024.

As described in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the consolidated interim financial statements included elsewhere in this Quarterly Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.

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

As of September 30, 2024, we had approximately $27.9 million aggregate principal amount of the Secured Notes outstanding. We refer to the Secured Notes and the Additional Secured Convertible Notes collectively as the “Notes.”

The Secured Notes contain, and the Additional Secured Convertible Notes if issued will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Secured Notes contain, and the Additional Secured Convertible Notes if issued will contain, customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Furthermore, we will be required to maintain a minimum of $30.0 million of unrestricted cash and cash equivalents under the Additional Secured Convertible Notes, if issued. Further, the Secured Notes require us, and the Additional Secured Convertible Notes if issued will require us, to maintain minimum levels of Available Cash, calculated monthly based on a rolling three-month lookback period beginning with the three-month period ending on December 31, 2023, specified in the Notes. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.

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

Our ability to make scheduled payments of principal or to pay interest on or to refinance the Secured Notes, the up to $35.0 million of additional senior secured convertible notes due 2026, if issued (the “Additional Secured Convertible Notes” and collectively with the Secured Notes, the “Notes”), or our other permitted indebtedness depends on our future performance and our ability to obtain additional financing, which are subject to economic, financial, competitive and other factors, some of which are beyond our control. As of September 30, 2024, we had $27.9 million aggregate principal amount of the Secured Notes outstanding, and the terms of the Secured Notes require us to pay approximately $33.5 million (or 120% of the outstanding principal amount of the Secured Notes) to repay the full principal amount of the Secured Notes. Unless the holders of the Secured Notes (who are also referred to herein as the Selling Stockholders) cancel such redemptions, we are required to redeem the entire outstanding amount of the Secured Notes, plus accrued and unpaid interest with redemption payments being made on the first day of each month in varying amounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ATM Sales Agreement

In February 2023, we entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which we may offer and sell, from time to time through Needham, up to $40.0 million shares of common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, we reserved 20,000,000 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, we filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the three months ended September 30, 2024, we sold no shares pursuant to the ATM Sales Agreement.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2024)
4.1	Form of New Warrant (July 1, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2024)
4.2	Form of New Warrant (August 12, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2024)
10.1

Letter Agreement, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2024)

10.2	Form of Warrant Inducement Agreement by and between the Company and Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2024)
10.3

Licensing and Support Services Agreement, effective September 12, 2024, by and among Space Exploration Technologies Corp., Velo3D, Inc. and Velo3D US, Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

10.4

Limited Consent dated September 12, 2024 by and between Velo3D, Inc., Note Holders, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 13, 2024)

10.5

Independent Director Agreement, dated September 26, 2024, by and between the Company and Darryl Porter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 20204)

10.6

Forbearance Agreement, dated as of December 9, 2024, by and among Velo3D, Inc., Velo3D U.S. Inc., High Trail Investments ON LLC and HB SPV I Master Sub LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 12, 2024)

10.7

Exchange Agreement, dated as of December 24, 2024 by and between Velo3D, Inc. and Arrayed Notes Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 26, 2024)

10.8	Senior Secured Convertible Promissory Note, dated as of January 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2025)
10.9	Secured Guaranty, dated as of January 7, 2025 by Velo3D, Inc. in favor of Thieneman Properties, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 10, 2025)
10.10	Offer Letter, dated as of January 8, 20225, by and between Velo3D, Inc. and Arun Jeldi (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 10, 2025)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VELO3D, INC.

Date: January 14, 2025	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer