Form 10-K
period 2024-12-31
Velo3D, Inc.
filed 2025-03-31
CIK 1825079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39757

Velo3D, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court,	94538
Fremont, California
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.00001 per share

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $3.32 for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $28.6 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of the shares of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 27, 2025, there were 210,232,762 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Explanatory Note – Certain Defined Terms

Unless otherwise stated in this Annual Report on Form 10-K (this "Annual Report") or the context otherwise requires, references to:

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

“GAAP” means United States generally accepted accounting principles.

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

“Sarbanes-Oxley Act” or “SOX” means the Sarbanes-Oxley Act of 2002.

“SEC” means the United States Securities and Exchange Commission.

“Secured Notes” means our senior secured notes due 2026, as amended, of which we had approximately $5.0 million aggregate principal amount outstanding as of December 31, 2024.

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

“warrants” mean the 2022 Private Warrant, the private placement warrants, the public warrants, the placement agent warrants and the RDO warrants.

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

MARKET AND INDUSTRY DATA

Information contained in this Annual Report concerning the market and the industry in which we compete, including our market position, general expectations of market opportunity and market size, is based on information from various third-party sources, assumptions made by us based on such sources and our knowledge of the markets for our services and solutions. Any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information. These third party sources include the following reports and publications (the “Market and Industry Reports”):

•
Investment Casting Market Size, Share & Trends Analysis Report By Application (Aerospace & Defense, Energy Technology), By Region (North America, Europe, APAC, Central & South America, MEA), And Segment Forecasts, 2020 - 2027, October 2020
•
Market Research Future, Global Metal Forging Market, February 2021
•
Technavio, Metal Machining Market by End-user and Geography 2020 - 2024, 2020
•
ResearchAndMarkets.com, Braze Alloys – Global Market Trajectory & Analytics, April 2021
•
Additive Manufacturing Research – Quarterly Data Services Report Q2 2023, 6/23/23
•
CONTEXT global research – Revenue forecast for laser powder bed fusion market (2020-2027) - Q3 2023 AM / 3D printing report, 9/23/23

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
our market opportunity;
•
our growth strategy, including our plan to rapidly increase the number of customer relationships we have globally in the coming years and our ability to rapidly scale our business model to meet customer demand;
•
our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, maintain relationships with customers and retain our key employees;
•
technological advancements being pursued by our R&D team;
•
our ability to service and comply with our indebtedness;
•
our ability to raise financing in the future;
•
whether our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements our ability to continue as a going concern;
•
the potential for our business development efforts to maximize the potential value of our portfolio;
•
regulatory developments in the United States and foreign countries;
•
our expectations regarding our strategic realignment and related initiatives;
•
our capital requirements and needs for additional financing;
•
our expected financial performance;
•
our expectations concerning costs of revenue;
•
our expectations regarding research and development costs, as well as selling, administrative, interest and marketing expenses; and
•
our expectations regarding capital expenditures.

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

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part I, Item 1A of this Annual Report, and the other reports and documents that we have filed with the SEC.

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

•
We are an early-stage company with a history of operating losses and may not achieve or maintain profitability in the future.
•
There is substantial doubt about our ability to continue as a going concern, which could have a material adverse impact on our business.
•
Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the investment risk.
•
We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•
Our failure to satisfy certain financial covenants under the Notes raises substantial doubt about our ability to continue as a going concern.
•
We expect to require additional capital to fund our operations, and this capital might not be available on acceptable terms, if at all.
•
We have historically invested in research and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

Risks Related to Our Business and Industry

•
We have in the past and may in the future experience significant delays in the design, production, launch, manufacture, shipment and installation of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
•
We may acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
•
We have limited experience in making investments in other entities, and any such investments may not result in strategic benefits for our business or could expose us to other risks.
•
Changes in our transaction models and product mix may impact our gross margins and financial performance.
•
Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues through the use of our additive manufacturing system and service contracts. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
•
If demand for additive manufacturing products does not grow as expected, or if market adoption of additive manufacturing technology does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

•
If we fail to meet our customers’ price expectations, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.
•
Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
•
Defects in our additive manufacturing system or in enhancements to our existing additive manufacturing systems that give rise to part failures for our customers, resulting in product liability or warranty or other claims that could result in material expenses, diversion of management time and attention and damage to our reputation.
•
The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
•
The additive manufacturing industry is competitive. We expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.
•
We are dependent on management and key personnel, and our business would suffer if we fail to retain our key personnel and attract additional highly skilled employees.
•
If we fail to grow our business as anticipated, our net sales, gross margin and operating margin will be adversely affected. If we grow as anticipated but fail to manage our growth and expand our operations accordingly, our business may be harmed and our results of operation may suffer.
•
We may be unable to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations.
•
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

•
We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
•
We depend on independent contractors and third parties to provide key services in our product development and operations, and any disruption of their services, or an increase in cost of these services, could negatively impact our financial condition and results of operations.
•
We may rely heavily on future collaborative and supply chain partners.
•
If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

Risks Related to Operations

•
We operate primarily at one facility, and any disruption at our facility could adversely affect our business and operating results.
•
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks.

Risks Related to Compliance Matters

•
We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

•
We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.
•
Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs.

Risks Related to Intellectual Property

•
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
•
Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.

Risks Related to Our Notes

•
The terms of the Notes restrict our current and future operations. Upon an event of default, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
•
Servicing the Notes and other indebtedness require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.

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

We also aim to enable our customers to build resilient supply chains for production parts across industries with a clear, reliable path from concept to production through our Rapid Production Solutions (RPS) offering. RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to accelerate path to production for our customers.

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

We offer customers a fully integrated solution, which includes the following key components:

•
Flow print preparation software conducts a sophisticated analysis of the features of the metal part and specifies a production process that significantly reduces and often eliminates the need for support structures.
•
Sapphire metal AM printers produce the part using our proprietary L-PBF technology. Our technology produces metal parts by fusing many thousands of very thin layers of metal powder with a precisely controlled laser beam in a sophisticated software defined sequence (or “recipe”) prescribed by our Flow software.
•
Assure quality assurance software validates the product made by Sapphire printers to confirm that each layer is made to the specifications required by the original design.
•
Intelligent Fusion is the underlying manufacturing process that binds software and hardware together into a complete manufacturing solution that produces repeatable outcomes across different family of Sapphire systems.

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

Strategic Review

In December 2023, we announced that our Board of Directors had commenced a strategic business review process to explore alternatives in order to maximize stockholder value.The potential strategic alternatives explored or evaluated by our Board of Directors included a potential merger, business combination or sale. The Company's strategic review was concluded on December 24, 2024 at the close of the debt for equity exchange transaction. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Recent Developments––Recent Debt and Equity Transactions and Change in Majority Ownership.”

Strategy for Growth

The key elements listed below are the foundation for our growth plan to support innovation and our customers’ growing demand for additive manufacturing solutions. We remain committed to our “land-and-expand” strategy, whereby satisfied customers continue to purchase Sapphire printers due to the significant capabilities the technology provides to operations, product, and engineering teams.

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

Accelerate global acquisition of new customers

We plan to increase the number of customer relationships we have globally in the coming years both organically and through distribution partnerships. In recent years, we have demonstrated that our technology can bring tremendous value across a number of use cases in the space, aviation and defense, automotive, energy and industrial segments. We plan to leverage the success from these deployments into sales to a number of new customers by further ramping our sales force in the coming years to drive new customer acquisition. In addition to our U.S. and European sales organization, we have also established relationships with distribution partners in the Asia-Pacific region (Taiyo Nippon Sanso Corporation, and Avaco) and Austria (SBO).

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

Deep moat of intellectual property protections

We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. As of December 31, 2024, we owned 63 issued patents of which 43 are issued U.S. patents, and 20 are issued foreign patents. We also have 51 publicly pending patent applications of which 47 are pending U.S. patent applications and four pending foreign patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our eight trademark types worldwide include six registered U.S. trademarks, 45 registered foreign trademarks, two pending U.S. trademark applications, and six pending foreign trademark applications. We also have one U.S. registered copyright. Our intellectual property is subject to a first lien security interest held by the Holder of our senior secured notes due 2026, as amended (the “Secured Notes”).

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

Rapid Production Solutions (RPS)

Our Rapid Production Solutions is designed to meet the growing demand for scalable, high-quality production parts. RPS enables customers to build resilient supply chains for production parts across industries, including aerospace, defense, energy, and others.

Customers

Our customers range from small- and medium-sized enterprises to Fortune 500 companies in the space, aviation, defense, automotive, energy and industrial markets. Our largest customer, Space Exploration Technologies Corp. ("SpaceX"), accounted for 23.0% and 4.0% of our revenue for the year ended December 31, 2024 and 2023, respectively. Our customers include both OEMs, as well as CMs who provide service and parts on behalf of OEMs. Our 3D printer sales occur under purchase orders that are governed by our terms and conditions of sale. Our terms and conditions with our largest customer are consistent with all other customers and permit the customers to terminate our services at any time (subject to notice and certain other provisions).

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

Research and Development

The high-value metal parts and AM segments are undergoing technological advancements across hardware, software and materials. Specifically, our R&D team is focused on continuing advances in technology that include, but are not limited to:

•
enhancements of the Sapphire family of systems, such as our 1MZ systems;

•
improvement of reliability and productivity of the Sapphire family of systems;
•
expansion of functionality of Flow software;
•
qualifying new materials;
•
additional quality control features in Assure; and
•
addition of recipes for new and for qualified metal alloys.

We have historically invested a significant amount of our resources in R&D because we believe that superior technology is a key to maintaining a leading market position. In the year ended December 31, 2024 and 2023, our R&D expenses were approximately $17.1 million and $42.0 million, respectively.

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

We rely on our own sales team, as well as multiple distribution partners, including Taiyo Nippon Sanso (Japan), Avaco (South Korea), and SBO (Austria). These relationships have helped to extend our reach into overseas markets and essentially function as extensions of our sales team. We have entered into partnership agreements with each of our distribution partners, which grant the distribution partner the right to market our products in a specified territory on either an exclusive or nonexclusive basis, depending on the distribution partner; however, all sales contracts for our products are entered into between us and our customers. Certain of these distribution partners also provide maintenance services to customers in their specified territories. Going forward, we plan to expand our direct sales force and will consider establishing additional distribution partnerships as we continue to implement our strategy with new customers.

Business Segments

We operate in a single reporting segment. Our revenues are primarily derived from the sale of 3D printers. See Note 2, Summary of Significant Accounting Policies – Segment Information in the accompanying notes to our consolidated financial statements for further detail.

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

As of December 31, 2024 we owned 63 issued patents of which 43 are issued U.S. patents, and 20 are issued foreign patents. We also have 51 publicly pending patent applications of which 47 are pending U.S. patent applications, four are pending foreign patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our trademarks include six registered U.S. trademarks, 45 registered foreign trademarks, two pending U.S. trademark applications, and six pending foreign trademark applications. We also have one U.S. registered copyright. Our intellectual property is subject to a first lien security interest held by the Holder of the Secured Notes.

Human Capital Resources

We have a strong team of employees who contribute to our success. As of December 31, 2024 and 2023, we had 105 and 237 full-time employees, respectively, the majority of them based at our headquarters and manufacturing facility in Fremont, California. We rely on consultants and outside contractors in roles and responsibilities that include engineering, operations and finance.

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

Government Regulations

We are subject to various laws, regulations and permitting requirements of U.S. federal, state and local and foreign authorities. These include:

•
regulations promulgated by environmental and health agencies, as described below under “- Environmental Matters”;
•
the U.S. Occupational Safety and Health Administration;
•
the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the anti-corruption laws of other countries;
•
laws pertaining to the hiring, treatment, safety and discharge of employees; and
•
import and trade restrictions and export control regulations, including the U.S. International Traffic in Arms Regulations and the U.S. Export Administration Regulations.

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

In the European marketplace, among others, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment of the EU, which aims to prevent waste by encouraging reuse and recycling, and the EU Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of various hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are subject to these directives. Additionally, we are required to comply with certain laws, regulations and directives governing chemicals, including the U.S. Toxic Substances Control Act, Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of Hazardous Substances Directive (“RoHS”) and Classification, Labelling and Packaging Regulation (“CLP”) in the EU. These and similar laws and regulations require, among others, the registration, evaluation, authorization and labeling of certain chemicals that we use and ship.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). Our website is www.velo3d.com and our Investor Relations webpage is ir.velo3d.com. The SEC maintains a website, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website. We make available free of charge, on or through our Investor Relations webpage, our proxy statements on Schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC

We use our investor relations website, our X handle (www.X.com/VELO3DMetal), LinkedIn profile (www.linkedin.com/company/velo3d) and YouTube (@Velo3d) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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

We experienced loss from operations of $82.3 million and $133.3 million for the years ended December 31, 2024 and 2023, respectively. We anticipate incurring operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our sales and marketing programs. These investments may not result in increased revenue or growth in our business.

Servicing our indebtedness requires a significant amount of cash and, as a public company, we incur significant legal, accounting and other expenses. These obligations and expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. For example, during the year ended December 31, 2024, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays. While we have generated revenue in the past, it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the years ended December 31, 2024 and 2023, sales to the top three customers accounted for 47.0% and 24.5% of our revenue, respectively. Of the top three customers for the year ended December 31, 2024, all three customers were different from the top three customers for the comparable period in 2023. We continue to diversify our customer base.

Revenue trends from our largest customer, SpaceX, have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2024, over 50% of our customers have multiple Sapphire family of systems products.

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

Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. If the financial condition of our customers declines due to factors outside our control (e.g., reputational harm or otherwise), our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income. Further, some of our customers are early-stage, startup companies that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, supply chain shortages or the outbreak of epidemic diseases than larger, more established businesses, and if they fail to raise enough capital, they may have to shut down operations.

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

Certain additive manufacturing solutions are still under development. We have experienced, and may experience in the future, delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

•
misalignment between the products and customer needs;
•
lack of innovation of the product;
•
failure of the product to perform in accordance with the customer’s industry standards;
•
ineffective distribution and marketing;
•
delay in obtaining any required regulatory approvals;
•
unexpected production costs; or
•
release of competitive products.

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

If we do complete future acquisitions, we cannot assure that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•
diversion of management’s attention from their day-to-day responsibilities;
•
unanticipated costs or liabilities associated with the acquisition;
•
increases in our expenses;
•
problems integrating the purchased business, products or technologies;
•
challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•
inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
•
the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•
difficulty in maintaining controls, procedures and policies during the transition and integration;
•
challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
•
use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

Our revenues are derived from the sale of additive manufacturing systems, parts and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new additive manufacturing systems and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

•
develop cost effective new products and technologies that address the increasingly complex needs of prospective customers;
•
enhance our existing products and technologies;
•
respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
•
adequately protect our IP as we develop new products and technologies;
•
identify the appropriate technology or product to which to devote our resources; or
•
ensure the availability of cash resources to fund R&D.

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

Other risks and uncertainties we face from our global operations include:

•
limited protection for the enforcement of contract and IP rights in certain countries where we may sell our products or work with suppliers or other third parties;
•
potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•
costs and difficulties of customizing products for foreign countries;
•
challenges in providing solutions across a significant distance, in different languages and among different cultures;
•
laws and business practices favoring local competition;
•
being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
•
compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and compliance with anti-corruption laws in other countries, such as the UK Bribery Act (“Bribery Act”);
•
tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•
operating in countries with a higher incidence of corruption and fraudulent business practices;
•
changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
•
potential adverse tax consequences arising from global operations;
•
rapid changes in government, economic and political policies and conditions; and

•
political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.

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

There is uncertainty regarding U.S. tariffs and support for existing treaty and trade relationships, and implementation of new legislative or regulatory policies by the U.S. government could impose additional costs on the Company, result in delayed timelines, or otherwise negatively impact the Company, which could have a material adverse impact on the Company’s business.

In early February 2025, the United States announced a 25% broad-based tariff on goods exported out of Canada into the United States, other than energy products, which would be subject to a 10% tariff. In response, the Canadian government announced that it would impose a 25% tariff on $155 billion of goods imported from the U.S. The United States also announced a 25% tariff on goods imported from Mexico and a 10% tariff on goods imported from China. Representatives of the U.S. government have also publicly stated that they are considering imposing tariffs on goods imported from other countries. The tariffs were enacted on March 4, 2025, however, subsequently paused until April 2, 2025 pending further negotiations. The situation remains fluid, and the duration and outcome of these tariff actions are uncertain. As a result, we are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations.

It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Although the ultimate scope and timing of any such tariffs is indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. Furthermore, there is a risk that the tariffs imposed by the United States on other countries will trigger a broader global trade war which could have a material adverse effect on the U.S. and global economies.

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

Throughout our history, we had focused our business on generating rapid growth through the increase in system sales across its customer base, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

We may not manage our growth effectively. For example, during the year ended December 31, 2024, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2024.As a result, we determined that our focus on revenue growth had come at the expense of our cash flow and profitability and our commitment to the highest level of customer service and, in October 2023, we made a strategic decision to realign our operations to pivot from emphasizing revenue growth to optimizing our free cash flow, maximizing customer success, reducing expenditures, and improving our operational efficiency. We are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital.

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

In August and October 2024, we announced a reduction in force to streamline our business operations, reduce costs and create further operating efficiencies, which combined impacted approximately 45% of our workforce. In addition, we have closed one facility and continue the process of closing down others. In connection with these actions, we have incurred and may continue to incur restructuring costs in the near term, including cash expenditures related to severance payments and other benefits. These actions may result in unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of continuity, institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets. Further, our business may ultimately not be more efficient or effective and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.

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

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:
o
user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
o
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

Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•
our operations are disrupted or shut down;
•
our or our customers’ or employees’ confidential, proprietary information is stolen or disclosed;
•
we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information;
•
we must dedicate significant resources to system repairs or increase cyber security protection; or
•
we otherwise incur significant litigation or other costs.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of outbreaks of epidemic diseases (including COVID-19 and variants), supply chain disruptions, the war in Ukraine and the war in Israel, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates, changes in U.S. presidential administrations and government policies and priorities and, as discussed in more detail below, high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.

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

For example, recent tariff actions have resulted in market uncertainty and volatility. Continued market uncertainty or volatility, or any broader economic challenges resulting from adverse developments in internal trade policies, could adversely affect the price of our stock and our ability to raise additional capital, which could have a material adverse effect on our business and financial condition.

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

We have entered into, and may enter into, strategic collaborations and partnerships to develop and commercialize our current and future R&D programs with other companies to accomplish one or more of the following:

•
obtain capital, equipment and facilities;
•
obtain expertise in relevant markets;
•
obtain access to components;
•
obtain sales and marketing services or support; and/or
•
obtain support services and other downstream supply chain support.

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

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA and the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (“DDTC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. In February 2025, President Donald J. Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect our industry as a whole or our business in particular.

Notwithstanding President Trump’s recent executive order to suspend enforcement of the FCPA, as part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., primarily in Europe, South-East Asia and Oceania, and our development of new partnerships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

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

As of December 31, 2024, we had approximately $5.0 million aggregate principal amount of the Secured Notes outstanding. In addition, we have granted the holders of the Secured Notes the right to purchase up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 (the “Additional Secured Convertible Notes”) so long as the notice to exercise such option is provided no later than the August 14, 2025. We refer to the Secured Notes and the Secured Convertible Notes collectively as the “Notes.”

The Secured Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Secured Notes contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes) and events of default. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.

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

Conversion of any Secured Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

In January and February 2025, we issued Senior Secured Convertible Promissory Notes for the aggregate principal amount of $15 million. If we issue any Additional Secured Convertible Notes, the conversion of such Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, if we issue any Additional Secured Convertible Notes, the existence of such Notes may encourage short selling by market participants because the conversion of such Notes could be used to satisfy short positions, or anticipated conversion of such Notes into shares of our common stock could depress the price of our common stock.

Risks Related to Our Common Stock and Our Public Warrants

Our Chief Executive Officer has the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 24, 2024, an entity controlled by Arun Jeldi, our Chief Executive Officer and a member of our Board, owns approximately 95% of our outstanding shares of common stock. As a result, Mr. Jeldi is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Jeldi would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire. Substamtial sales of our common stock could cause the price of our common stock to decline.

Substantial sales of our common stock could cause the price of our common stock to decline.

We have entered, or have agreed to enter into, certain registration rights agreements that provide for the registration of the resale of substantially all of our issued and outstanding shares of common stock, as well as shares of common stock underlying certain promissory notes. Following the filing and effectiveness of registration statements covering such resales, such shares of common stock may be sold by the selling stockholders in the public market (subject to Rule 144 “control securities” restrictions). If the selling stockholders sell, or the market perceives that the selling stockholders intend to sell for various reasons, substantial amounts of the shares of our common stock in the public market, the price of our common stock will likely decline. Additionally, such conditions may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

On April 12, 2021 the SEC released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing the public warrants and the private placement warrants. In response to the Public Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2023 contained were derivative liabilities related to embedded features contained within these warrants. ASC Topic 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the public warrants and the private placement warrants each reporting period and that the amount of such gains or losses could be material.

The price of our common stock may be volatile.

The trading price of our common stock and our public warrants has fluctuated, and is likely to continue to fluctuate due to a variety of factors, including:

•
the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements and our ability to continue as a going concern;
•
our ability to service and comply with our indebtedness;
•
changes in the industries in which we and our customers operate;
•
variations in our operating performance and the performance of our competitors in general;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about our or our competitors or our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
our failure or the failure of our competitors to meet securities analysts’ projections or guidance that our or our competitors may give to the market;
•
changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
•
additions and departures of key personnel;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt including in connection with the exercise by certain affiliated institutional investors of their right to purchase the Additional Secured Convertible Notes;
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the war in Israel, and the war in Ukraine and the economic sanctions related thereto).

These market and industry factors may materially reduce the market price of our common stock and our public warrants regardless of our operating performance.

Future sales of our common stock either by us or our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that either we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We had outstanding 210,232,762 shares of common stock on March 25, 2025. We have filed a registration statement (the “Resale Shelf Registration Statement”) which registers the offer and sale from time to time by certain selling stockholders of up to 4,600,827 shares of our common stock. To the extent shares are sold into the market by our stockholders pursuant to the Resale Shelf Registration Statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities, the market price of our common stock could decline.

In addition, we have filed the Shelf Registration Statement, which permits us to sell from time-to-time up to $300.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Needham. As of the filing date of this Annual Report, we have sold approximately $24.6 million shares of our common stock pursuant to the ATM Sales Agreement. We are not currently eligible to use Form S-3 or make sales under the ATM Sales Agreement as (i) our common stock is not currently listed on a national securities exchange registered under the Exchange Act; and (ii) the aggregate market value of our voting and non-voting common equity held by non-affiliates is below $75 million. If in the future we are again able to make sales under the ATM Sales Agreement, depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

To the extent any of our outstanding warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, we have 5,504,118 outstanding warrants to purchase an equal number of shares of common stock.

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

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

Our common stock is currently quoted on the OTC Pink, an inter-dealer electronic quotation and trading system for equity securities. Quotation of our common stock on OTC Pink may limit the liquidity and price of our common stock more than if our common stock were quoted or listed on a national securities exchange. Some investors may perceive our common stock to be less attractive because it is traded in the over-the-counter market. In addition, as an OTC Pink company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on OTC Pink. These factors may have an adverse impact on the trading and price of our common stock.

There can be no assurance that a more active trading market for our common stock will develop or be sustained if it does develop. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to numerous factors, some of which are beyond our control.

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

Our Certificate of Incorporation, our Amended and Restated Bylaws and the Delaware General Corporation Law (the "DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our common stock. These provisions also could make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and Amended and Restated Bylaws include provisions regarding:

•
the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders after such date and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•
the requirement that a special meeting of stockholders may be called only by a majority of the entire Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•
the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

These provisions in our Certificate of Incorporation and Amended and Restated Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. While Delaware courts have determined these types of provisions to be facially valid, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the provisions contained in our Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

Risk Management and Strategy

As one of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which receives, at a minimum, quarterly reports and presentations from our risk management function, our Information Technology department and other members of management. The Board and Audit Committee also receive prompt and timely information regarding material cybersecurity incidents as described below.

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

Our IT personnel, in coordination with our executive management team, works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee basis and appropriate third-party contractors, as well as the management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report threats and incidents to the Audit Committee, as needed.

Our IT personnel oversees information technology ("IT") strategy, operations, cybersecurity, compliance, and business applications. They are dedicated to accelerating and scaling our company by implementing innovative technology across the company. Additionally, they are an accomplished IT expert with over 15 years of experience driving transformative change across diverse industries, including manufacturing, financial services, and software as a service.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2024 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Risk Factors—Risks Related to Compliance Matters—Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs" and "—Risks Related to Our Business and Industry—We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.”

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

Location	City, Country	Description	Square Footage	Owned/ Leased
511 Division*	Campbell, CA, USA	Research and Development	17,200	Leased
Lakeview	Fremont, CA, USA	Global Headquarters & Manufacturing Facility	80,000	Leased
530 Division*	Campbell, CA, USA	Research and Development	5,000	Leased

* See Note 8, Leases in the notes to our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties. Our lease for the two Campbell locations was terminated in the second half of 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is currently quoted on the OTC Pink under the symbol “VLDX”. Our common stock was previously traded on the OTCQX under the symbol “VLDX”, and prior to that, on the NYSE under the symbol "VLD".

Holders of Record

As of March 27, 2025, there were over 195 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

We aim to enable our customers to build resilient supply chains for production parts across industries with a clear, reliable path from concept to production through our Rapid Production Solutions (RPS) offering. RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to accelerate path to production for our customers.

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

Recent Developments

Recent Debt and Equity Transactions and Change in Majority Ownership

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

In December 2023, our Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. The potential strategic alternatives explored or evaluated by our Board of Directors included a potential merger, business combination or sale. The Company's strategic review was concluded on December 24, 2024 at the close of the debt for equity exchange transaction described below

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and as a result of the exchange transaction, became the owner of approximately 95% of the Company’s issued and outstanding common stock. The Company's strategic review was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $1.00 per share.

On February 24, 2025, the Company entered into Warrant Exchange Agreements with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 902,247 registered warrants issued in April 2024 and an aggregate of 1,485,714 registered warrants issued in August 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 2,277,117 unregistered warrants issued in April 2024 and July 2024, and an aggregate of 285,715 registered warrants issued in December 2023, for an aggregate of 14,852,379 shares (the “Acquired Shares”) of Company’s common stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

Reverse Stock Split

Effective June 13, 2024, we implemented a 1-for-35 reverse stock split of our issued and outstanding common stock. The reverse stock split was effected by the filing of a certificate of amendment (the “Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware, without any change to par value. The Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded up to the next whole share. All share and per share amounts of our common stock listed in this Annual Report have been adjusted, as applicable, to give effect to the reverse stock split.

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

	2024	2023
Revenue ($ in millions) for the year ended December 31	$41	$77
Bookings ($ in millions) for the year ended December 31	31	56
Backlog ($ in millions) as of December 31	16	13

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

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the years ended December 31, 2024 and 2023, sales to the top three customers accounted for 47.0% and 24.5% of our revenue, respectively. Of the top three customers for the year ended December 31, 2024, all three customers were different from the top three customers for the comparable period in 2023.

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

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2024, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2025 to reduce operating costs.

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

3D Printer sale transactions - fall into two categories: a structured fixed purchase price for the system or a sale and utilization (variable consideration) fee model. In the sale and utilization fee model, customers pay an upfront amount that is less than the full purchase price to purchase the system. This purchase price is supplemented by an hourly usage fee for each hour of system utilization over the life of the system. The variable payments are recognized when the event determining the amount of variable consideration to be paid occurs. Sales with variable consideration represented 0% of revenue during the year ended December 31, 2024 and 3% of our revenue during year ended December 31, 2023. Starting in 2023, we have phased out the sale and utilization fee model. For more information, see “—Critical Accounting Policies and Significant Estimates—Revenue – Variable Consideration” below.

The timeframe from order to completion of the site acceptance test occurs normally over three to nine months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.

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

The Recurring Payment transactions, which are structured as operating leases, were 2.6% and 2.2% of revenue for the years ended December 31, 2024 and 2023, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

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

Loss on Debt Extinguishment

Loss on debt extinguishment relates to the loss recorded in accordance with the Third Note Amendment in July 2024, offset by the gain recorded in accordance with the Exchange Agreement in December 2024,

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of December 31, 2024 and 2023. Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of December 31, 2024 and 2023, there were immaterial foreign income taxes or liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023:

The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2024		2023		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$25,368	61.9%	$68,938	89.0%	$(43,570)	(63.2)%
Recurring payment	1,054	2.6%	1,676	2.2%	(622)	(37.1)%
Support services	9,581	23.4%	6,829	8.8%	2,752	40.3%
Other	5,000	12.2%	—	—%	5,000	NS
Total Revenue	41,003	100.0%	77,443	100.0%	(36,440)	(47.1)%
Cost of revenue
3D Printer	34,159	83.3%	94,448	122.0%	(60,289)	(63.8)%
Recurring payment	866	2.1%	1,291	1.7%	(425)	(32.9)%
Support services	8,063	19.7%	7,971	10.3%	92	1.2%
Total cost of revenue	43,088	105.1%	103,710	133.9%	(60,622)	(58.5)%
Gross loss	(2,085)	(5.1)%	(26,267)	(33.9)%	24,182	(92.1)%
Operating expenses
Research and development	17,108	41.7%	42,031	54.3%	(24,923)	(59.3)%
Selling and marketing	13,808	33.7%	23,229	30.0%	(9,421)	(40.6)%
General and administrative	49,346	120.3%	41,727	53.9%	7,619	18.3%
Total operating expenses	80,262	195.7%	106,987	138.1%	(26,725)	(25.0)%
Loss from operations	(82,347)	(200.8)%	(133,254)	(172.1)%	50,907	(38.2)%
Interest expense	(15,968)	(38.9)%	(9,722)	(12.6)%	(6,246)	64.2%
Gain on fair value of warrants	32,094	78.3%	2,338	3.0%	29,756	1272.7%
Gain on fair value of contingent earnout liabilities	1,445	3.5%	15,958	20.6%	(14,513)	(90.9)%
Gain on fair value of debt derivatives	—	—%	8,485	11%	(8,485)	(100.0)%
Loss on debt extinguishment	(4,904)	(12.0)%	(19,450)	(25)%	14,546	(74.8)%
Other income (expense), net	(3,637)	(8.9)%	506	0.7%	(4,143)	(818.8)%
Loss before provision for income taxes	(73,317)	(178.8)%	(135,139)	(174.5)%	61,822	(45.7)%
Provision for income taxes	20	NS	—	—%	20	NS
Net loss	$(73,297)	(178.8)%	$(135,139)	(174.5)%	$61,842	(45.8)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2024		2023		Change	%
	(in thousands, except percentages)
3D Printer sales	$25,368	61.9%	$68,938	89.0%	$(43,570)	(63.2)%
Recurring payment	1,054	2.6%	1,676	2.2%	(622)	(37.1)%
Support services	9,581	23.4%	6,829	8.8%	2,752	40.3%
Other	5,000	12.1%	—	—%	5,000	NS
Total Revenue	$41,003	99.9%	$77,443	100.0%	$(36,440)	(47.1)%

Total revenue for the years ended December 31, 2024 and 2023 was $41.0 million and $77.4 million, respectively. Total revenue for the year ended December 31, 2024 decreased by $36.4 million, or 47.1%, from the year ended December 31, 2023.

3D Printer sales were $25.4 million and $68.9 million for the years ended December 31, 2024 and 2023, respectively, which was primarily attributed to an overall decrease in system sales and backlog in the fourth quarter of 2023, offset in part by sales of the higher priced Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ systems throughout the first three quarters of 2023. The negative revenue performance was due to lower systems sold, mix of lower production volumes and discounted system pricing offset by our change in product mix to include more higher priced systems as discussed previously, resulting in a decrease in the average selling price. The 3D Printer sales also included parts and consumables revenue.

Recurring Payment, structured as an operating lease, was $1.1 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily attributed to a decrease in the number of 3D Printer systems in lease generating Recurring Payment revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Our Support Service revenue was $9.6 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily attributed to services rendered to SpaceX in relation to the licensing agreement and to an increase in the number of 3D Printer systems in service as of December 31, 2024, compared to the number of 3D Printers in service as of December 31, 2023.

Other revenue was $5.0 million and $0 for the years ended December 31, 2024 and 2023, respectively. The increase in other revenue was attributed to a licensing agreement with SpaceX in September 2024, where SpaceX obtained a non-exclusive license to certain Velo3D patents and technologies for its internal uses only.

As part of our Strategic Realignment, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to remain flat or decrease as we continue to shift our focus to 3D Printer system sales. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of December 31, 2024, our backlog for firm orders was $16 million for 3D Printers. Our focus for revenue has shifted to ensuring customer success and improving system reliability to strengthen our existing customer network and developing new customer networks to increase demand.

Revenue trends from our largest customer have historically been driven by the timing of its major orders for 3D Printers and the timing of the shipments under those orders. We shipped our first Sapphire system to our largest customer in 2018, and as of December 31, 2024, we have shipped to this customer 26 in total (Sapphire and Sapphire XC systems). We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution's as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2024, over 50% of our customers have multiple Sapphire family of systems.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Year Ended December 31,
	2024		2023		Change	%
Cost of Revenue	(in thousands, except percentages)
Cost of 3D Printers	$34,159	79.3%	$94,448	91.1%	$(60,289)	(63.8)%
Cost of Recurring Payment	866	2.0%	1,291	1.2%	(425)	(32.9)%
Cost of Support Services	8,063	18.7%	7,971	7.7%	92	1.2%
Total Cost of Revenue	$43,088	100.0%	$103,710	100.0%	$(60,622)	(58.5)%

Total cost of revenue for the years ended December 31, 2024 and 2023 was $43.1 million and $103.7 million, respectively, a decrease of $60.6 million, or 58.5%.

Cost of 3D Printers was $34.2 million and $94.4 million, for the years ended December 31, 2024 and 2023, respectively. The decrease of $60.3 million was primarily due to a decrease in the number of 3D Printers sold, which included both Sapphire and Sapphire XC systems, compared to the number of 3D Printers sold for the year ended December 31, 2023.

During the year ended December 31, 2024, the cost of the Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems included lower factory overhead costs to scale up operations, production engineering development costs, and lower costs to expedite shipping for manufacturing materials and assemblies related to supply chain disruption in the global markets. As we gain experience with Sapphire XC production, we expect to further lower our material costs and reduce labor and overhead expenses per unit.

Cost of Recurring Payment was $0.9 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. This decrease of $0.4 million was due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of less 3D Printers in service in 2024 compared to 2023.

Cost of Support Services was $8.1 million and $8.0 million, for the years ended December 31, 2024 and 2023, respectively. This increase of $0.1 million was primarily attributable to the costs for preventative maintenance, costs incurred to enhance system reliability performance, and field service engineering labor costs due to more 3D Printers in service in 2024 compared to 2023.

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

Cost of revenue as a percentage of revenue was 105.1% and 133.9% for the years ended December 31, 2024 and 2023, respectively. The decrease in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire XC, and Sapphire XC 1MZ systems compared to Sapphire systems. Additionally, the decrease was also driven by changes in our business strategy due to our Strategic Realignment to improve efficiency and reduce overhead.

We continue to focus on reducing our material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor to lower our cost of revenue.

We expect our cost of revenue to improve as we address the challenges that impact our production.

Gross (Loss) and Gross Margin

Total gross loss was $(2.1) million and $(26.3) million for the years ended December 31, 2024 and 2023, respectively. As a percentage of revenue, the gross margin was (5.1)% and (33.9)% for the years ended December 31, 2024 and 2023, respectively. The higher gross loss for the year ended December 31, 2024 was primarily attributable to the change in the mix of Sapphire and Sapphire XC system sales, the operational and overhead improvement as a result of the Strategic Realignment offset by a decreased number of systems sold in 2024, as compared to 2023.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ systems;
•
Average selling prices for our systems;
•
Trends in materials and shipping costs;
•
Production volumes that may impact factory overhead absorption;
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors on our Cost of Support Services

We expect to accelerate production cycle times and further improving efficiencies on the production floor to lower our cost of revenue, which we expect will improve our gross profit and gross margins in the second half of 2025.

Research and Development Expenses

Research and development expenses were $17.1 million and $42.0 million for the years ended December 31, 2024 and 2023, respectively. In the year ended December 31, 2024, there was a decrease of $24.9 million in research and development expenses primarily due to the completion of the development of the Sapphire 1MZ, Sapphire XC, and Sapphire XC 1MZ systems in 2023 and reduction of new research and development projects in 2024 due to our Strategic Realignment.

The decrease in research and development expenses in 2024 were related to a $8.2 million decrease for headcount, salaries and employee-related expenses, a $7.1 million decrease in stock-based compensation, a $5.0 million decrease in product development expenses for the Sapphire family of systems, and a $1.3 million decrease in components design and engineering testing and validation for the Sapphire XC and development expenses for the product development of the 1MZ larger build volumes for our Sapphire systems, a $1.2 million decrease in professional fees and a $2.1 million decrease in other miscellaneous expenses.

We expect research and development costs to increase in 2025 and beyond due to a refreshed technology roadmap to meet our customers' demand in rapidly bring and scale parts in production and to enhance and advance our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $13.8 million and $23.2 million for the years ended December 31, 2024 and 2023, respectively. There was a decrease of $9.4 million for the year ended December 31, 2024 as compared to 2023.

The decrease in selling and marketing expenses for the year ended December 31, 2024 was attributable to a $2.1 million decrease in trade show expenses, marketing initiatives, and branding expenses, a $1.4 million decrease in travel, a $3.2 million decrease for headcount, salaries and employee-related expenses and a $3.0 million decrease in stock-based compensation. offset by a $0.3 increase in miscellaneous expenses.

We expect selling and marketing expenses to continue to increase during 2025 as we re-ignite sales and marketing efforts such as participating in certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative

General and administrative expenses were $49.3 million and $41.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $7.6 million in the year ended December 31, 2024 in general and administrative expenses as compared to 2023 was attributable to a $13.2 million increase in bad debt expense and a $4.4 million increase in public company related expenses for advisory, legal and accounting fees and insurance, offset by a $5.3 million decrease in headcount, salaries and employee-related benefits, a $0.5 million decrease in travel expenses, a $0.3 million decrease in depreciation, a $3.6 million decrease in facilities expenses and a $0.3 million decrease in miscellaneous expenses.

We expected general and administrative expenses to increase as a result of one-time charges incurred in 2024 related to bad debt of $13.2 million, which would offset a decrease from our reduction in force, and facilities expenses. We continue to focus on our company-wide initiatives to reduce operating costs for 2025 as we reduce our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing.

Interest Expense

Interest expense was $16.0 million and $9.7 million, for the years ended December 31, 2024 and 2023, respectively. In the year ended December 31, 2024, there was an increase of $6.3 million attributable to increases in outstanding debt balances, attributable to the Notes.

We expect our interest expense will decrease as a result of reduced debt (for further information, see “—Liquidity and Capital Resources” and Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report).

Gain on Fair Value of Warrants

The change in fair value of warrants resulted in a gain of $32.1 million, and $2.3 million for the years ended December 31, 2024 and 2023, respectively, and were related to the non-cash fair value change of the warrant liabilities.

Gain on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was a gain of $1.4 million and $16.0 million for the year ended December 31, 2024 and 2023, respectively, and were related to the non-cash fair value change of the contingent earnout liabilities.

Loss on Debt Extinguishment

The loss on debt extinguishment was $4.9 million and $19.5 million for the years ended December 31, 2024 and 2023, respectively, and was related to the July 2024 Loan Modification in accordance with the warrant issuance, slightly offset by a gain recorded on the December 2024 Exchange Agreement..

Other Income (Expense), Net

Other income (expense), net was $(3.6) million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

No provision for federal and state income taxes was recorded because we incurred income tax losses for the years ended December 31, 2024 and 2023 and maintained a full valuation allowance on the deferred tax assets as of December 31, 2024 and 2023.

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

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had $1.2 million and $31.1 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $430.3 million and $357.0 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $3.2 million for parts and assemblies are due upon receipt and will primarily be delivered in 2025. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases. See Note 8, Leases, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

During the year ended December 31, 2024, we experienced less revenue than expected due to the impact of delayed shipments and customer order delays, resulting in an overall decrease in system sales. While we expect system sales to improve and revenue from parts printing to increase in 2025, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this Annual Report. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Annual Report. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay the Secured Convertible Notes, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure, or acquire complementary businesses and technologies. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. Without such additional funding, we will not be able to continue operations.

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

We continue to undertake expense reduction and cash savings initiatives as part of an on-going company-wide initiative to help conserve working capital. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, and reducing overall general and administrative expenses.

Debt Facilities

As of December 31, 2024, our debt arrangements comprised the Secured Notes, of which we had approximately $5.0 million aggregate principal amount outstanding as of December 31, 2024.

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

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

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into Common Shares at a fixed conversion price of $1.00 per share.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.

For more information, see Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

Cash Flow Summary

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Change
	(In thousands)
Net cash used in operating activities	$(32,677)	$(105,636)	$72,959
Net cash provided by investing activities	7,767	38,891	(31,124)
Net cash provided by financing activities	1,460	59,261	(57,801)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $32.7 million, consisting primarily of a net loss of $73.3 million, cash used from net operating assets of $31.5 million, and non cash charges of $9.1 million. The cash used from operating assets was primarily comprised of accounts payable of $0.1 million, accrued expenses and other current liabilities of $2.6 million, and other noncurrent liabilities of $2.2 million, partially offset by a decrease in inventories of $13.3 million for Sapphire and Sapphire XC system production, contract assets of $7.0 million, accounts receivable of $5.9 million, contract liabilities of $5.2 million, other assets of $4.0 million, and prepaid expenses and other current assets of $1.8 million related to insurance and vendor prepayments. The noncash charges primarily consisted of amortization of debt discount and deferred financing costs of $13.6 million, stock-based compensation of $15.4 million, loss on debt extinguishment of $7.5 million, depreciation and amortization of $4.9 million, warrant issuance in connection with the August warrant inducement of $2.4 million, and cost of issuance of common stock warrants on BEPO Offering of $1.3 million, partially offset by the fair value related to the warrants of $32.1 million, gain on exchange of debt for common stock of $2.6 million and the change in fair value related to the contingent earnout liabilities of $1.4 million.

Net cash used in operating activities for the year ended December 31, 2023 was $105.6 million, consisting primarily of a net loss of $135.1 million, cash used from net operating assets of $1.2 million, and noncash charges of $28.3 million. The cash used from operating assets was primarily comprised of contract liabilities of $10.1 million, accrued expenses and other current liabilities of $9.0 million, and contract assets of $7.2 million, partially offset by a decrease in inventories of $13.7 million for Sapphire and Sapphire XC system production, other assets of $10.2 million, prepaid expenses and other current assets of $2.8 million related to insurance and vendor prepayments, and accounts payable of $2.2 million. The noncash charges primarily consisted of stock-based compensation of $24.9 million, the change in loss on debt extinguishment of $19.5 million, depreciation and amortization of $9.3 million, cost of issuance of common stock warrants of $1.4 million, and realized loss on available for sale securities, partially offset by the change in fair value related to the contingent earnout liabilities of $16.0 million, the change in fair value of debt derivatives of $8.5 million, and fair value related to the warrants of $2.3 million.

We expect our cash used in operating activities to increase, driven by investments in our RPS model in anticipation of increased demand for production level components and in R&D to maintain technology leadership. Our continued efforts in increasing operational efficiency, reducing overhead and expense reduction would offset operating cash needs.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2024 was $7.8 million, consisting of $3.5 million of proceeds from maturity of available for sale investments and $3.2 million in sales of available for sale securities, and reimbursement of previously incurred leasehold expenditures of $1.1 million.

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

We expect our capital expenditures to increase in 2025 compared to 2024 as we ramp up operations to meet our customers' production level parts demand while being offset by our intent to limit the number of 3D Printer systems as equipment for lease to customers.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $1.5 million, consisting of proceeds of $10.7 million from capital raise, net of issuance costs, $1.7 million proceeds from the August Warrant Inducement capital raise, $0.5 million of proceeds from secured notes, net of issuance costs, and $0.3 million of proceeds from issuance of common stock upon exercise of stock options, partially offset by $11.7 million from the repayment of Secured Notes.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	Total
	(In thousands)
Operating leases	$2,390	$7,320	$8,779	$18,489
Debt principal, interest and fees	5,993	—	—	5,993
Purchase commitments	3,200	—	—	3,200
Total contractual cash obligations	$11,583	$7,320	$8,779	$27,682

Purchase commitments (purchase orders) of $3.2 million for parts and assemblies are non-cancellable and are due upon receipts with standard payment terms and will be delivered throughout 2025.

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

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 0% of revenue during the year ended December 31, 2024 and 3% of our revenue during year ended December 31, 2023. As of December 31, 2024, the Company has discontinued the Variable Consideration revenue model on a go-forward basis.

The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2024 and 2023 was not material.

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

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2024 or December 31, 2023.

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

Other Revenue

Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2024 and 2023.

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

Stock-based Compensation

Stock-based compensation cost for awards is measured as of the grant date based on its fair value, and the amount is expensed ratably over the service period, which is typically the vesting period. We have elected to account for forfeitures when they occur, and any compensation expense previously recognized on unvested shares will be reversed.

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

Following the Merger, 246,429 publicly-traded warrants (the “Public Warrants”) and 127,143 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $402.50 per share. During the year ended December 31, 2024, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 2,000 shares of the Company’s common stock at an exercise price of $89.60 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.

On December 29, 2023, the Company issued warrants to purchase 1,028,572 shares of the Company's stock at an exercise price of $19.95 per warrant share (the "RDO Warrants"). Additionally, the Company issued warrants to purchase 51,429 shares of the Company's stock at an exercise price of $21.70 per warrant share (the "Placement Agent Warrants" and together with the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, and the RDO Warrants the “Common Stock Warrants”). The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Velo3D, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Velo3D, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows as of and for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and negative cash flows from operations since inception that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2024.

San Francisco, California

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Velo3D, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Velo3D, Inc. and its subsidiaries (the "Company") as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 3, 2024, except for the effects of the reverse stock split discussed in Note 1 and the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is March 31, 2025

We served as the Company’s auditor from 2020 to 2024.

Velo3D, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

(In thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,212	$24,494
Short-term investments	—	6,621
Accounts receivable, net	3,723	9,583
Inventories, net	49,953	60,816
Contract assets	500	7,510
Prepaid expenses and other current assets	2,336	4,000
Total current assets	57,724	113,024
Property and equipment, net	14,270	16,326
Equipment on lease, net	3,673	6,667
Other assets	13,513	17,782
Total assets	$89,180	$153,799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,538	$15,854
Accrued expenses and other current liabilities	3,511	6,491
Debt – current portion	5,666	21,191
Contract liabilities	10,285	5,135
Total current liabilities	38,000	48,671
Long-term debt – less current portion	—	11,941
Contingent earnout liabilities (Note 10)	11	1,456
Warrant liabilities (Note 10)	2,167	11,835
Other noncurrent liabilities	9,338	11,556
Total liabilities	49,516	85,459
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock, $0.00001 par value – 500,000,000 shares authorized at December 31, 2024 and 2023, respectively, 194,909,430 and 7,383,390 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	2
Additional paid-in capital	469,994	425,471
Accumulated other comprehensive loss	—	(96)
Accumulated deficit	(430,334)	(357,037)
Total stockholders’ equity	39,664	68,340
Total liabilities and stockholders’ equity	$89,180	$153,799

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2024 and 2023

(In thousands, except per share data)

	2024	2023
Revenue
3D Printer	$25,368	$68,938
Recurring payment	1,054	1,676
Support services	9,581	6,829
Other	5,000	—
Total Revenue	41,003	77,443
Cost of revenue
3D Printer	34,159	94,448
Recurring payment	866	1,291
Support services	8,063	7,971
Total cost of revenue	43,088	103,710
Gross loss	(2,085)	(26,267)
Operating expenses
Research and development	17,108	42,031
Selling and marketing	13,808	23,229
General and administrative	49,346	41,727
Total operating expenses	80,262	106,987
Loss from operations	(82,347)	(133,254)
Interest expense	(15,968)	(9,722)
Gain on fair value of warrants	32,094	2,338
Gain on fair value of contingent earnout liabilities	1,445	15,958
Gain on fair value of debt derivatives	—	8,485
Loss on debt extinguishment	(4,904)	(19,450)
Other income (expense), net	(3,637)	506
Loss before provision for income taxes	(73,317)	(135,139)
Provision for income taxes	20	—
Net loss	(73,297)	(135,139)
Net loss per share:
Basic	$(5.77)	$(23.97)
Diluted	$(5.77)	$(23.97)
Shares used in computing net loss per share:
Basic	12,708,975	5,638,821
Diluted	12,708,975	5,638,821
Net loss	$(73,297)	$(135,139)
Net unrealized holding gain on available-for-sale investments	96	741
Total comprehensive loss	$(73,201)	$(134,398)

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(In thousands)

	2024	2023
Cash flows from operating activities
Net loss	$(73,297)	$(135,139)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,912	9,310
Amortization of debt discount and deferred financing costs	13,637	—
Stock-based compensation	15,363	24,931
Gain on exchange of debt for common stock	(2,619)	—
Gain on fair value of warrants	(32,094)	(2,338)
Gain on fair value of contingent earnout liabilities	(1,445)	(15,958)
Non-cash cost of issuance of common stock warrants on BEPO Offering	1,311	—
Gain on fair value of debt derivatives	—	(8,485)
Loss on debt extinguishment	7,525	19,450
Non-cash warrant issuance in connection with August warrant inducement	2,439	—
Cost of issuance of common stock warrants	—	1,357
Loss on sale/disposal of fixed assets	11	—
Realized loss on available for sale securities	23	14
Changes in assets and liabilities
Accounts receivable	5,860	(398)
Inventories, net	13,300	13,728
Contract assets	7,010	(7,224)
Prepaid expenses and other current assets	1,824	2,795
Other assets	3,952	10,153
Accounts payable	(743)	2,211
Accrued expenses and other liabilities	(2,578)	(9,038)
Contract liabilities	5,150	(10,059)
Other noncurrent liabilities	(2,218)	(946)
Net cash used in operating activities	(32,677)	(105,636)
Cash flows from investing activities
Purchase of property and equipment	(9)	(1,046)
Reimbursement of previously incurred leasehold expenditures	1,084	—
Sales of property and equipment	20	—
Production of equipment for lease to customers	—	(2,164)
Purchases of available-for-sale investments	—	(3,655)
Sales of available for sale securities	3,172	10,664
Proceeds from maturity of available for sale investments	3,500	35,092
Net cash provided by (used in) investing activities	7,767	38,891
Cash flows from financing activities
Proceeds from ATM offering, net of issuance costs	—	22,805
Proceeds from revolving credit line	—	14,000
Repayment of revolving credit line	—	(17,000)
Proceeds from equipment loans	—	1,600
Repayment of equipment loans	—	(6,956)
Proceeds from capital raise – August Warrant Inducement	1,694	—
Proceeds from secured convertible notes, net of issuance costs	—	65,736
Repayment of secured convertible notes		(69,886)
Proceeds from secured notes, net of issuance costs	500	57,114
Repayment of secured notes	(11,749)	(25,000)
Proceeds from capital raise, net of issuance costs	10,700	16,287
Issuance of common stock upon exercise of stock options	315	561
Net cash provided by financing activities	1,460	59,261
Effect of exchange rate on cash and cash equivalents	(4)	(5)
Net change in cash and cash equivalents	(23,454)	(7,489)
Cash and cash equivalents and restricted cash at beginning of period	25,294	32,783
Cash and cash equivalents and restricted cash at end of period	$1,840	$25,294
Supplemental disclosure of cash flow information
Cash paid for interest	1,183	9,722
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment		92
Equipment for lease to customers returned to inventory	2,235	3,375
Unpaid inventory purchase	(3,485)	—
Issuance of common stock warrants in connection with capital raise	—	11,428

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$1,212	$24,494
Restricted cash (Other assets)	628	800
Total cash and cash equivalents, and restricted cash	$1,840	$25,294

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	5,358,896	$2	$361,528	$(837)	$(221,898)	$138,795
Issuance of common stock upon exercise of stock options	62,573	—	561	—	—	561
Stock-based compensation	156,949	—	24,931	—	—	24,931
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	490,687	—	22,805	—	—	22,805
Issuance of common stock and warrants in connection with capital raise, net of issuance costs	1,028,571	—	6,216	—	—	6,216
Issuance of common stock in connection with debt extinguishment	285,714	—	9,430	—	—	9,430
Net loss	—	—		—	(135,139)	(135,139)
Other comprehensive loss	—	—	—	741	—	741
Balance as of December 31, 2023	7,383,390	2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options	50,837	—	315	—	—	315
Stock-based compensation	482,333	—	15,363	—	—	15,363
Issuance of common stock in connection with At-the-Market offering, net of issuance costs	—	—	—	—	—	—
Issuance of common stock and warrants in connection with capital raise, net of issuance costs	1,722,449	—	4,239	—	—	4,239
Issuance of common stock in connection with debt extinguishment	185,151,333	2	24,606	—	—	24,608
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	119,088
Net loss	—	—		—	(73,297)	(73,297)
Other comprehensive loss	—	—	—	96	—	96
Balance as of December 31, 2024	194,909,430	4	$469,994	$-	$(430,334)	$39,664

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

On June 10, 2024, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 to 1-for-50, with the exact ratio to be set within that range by the Company’s board of directors (the “Board”). On June 10, 2024, the Board approved the reverse stock split at a ratio of 1-for-35 (the “Reverse Stock Split”). On June 12, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of June 13, 2024.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Delisting from the New York Stock Exchange ("NYSE") and Trading on OTC

On September 10, 2024 the Company received written notice from the New York Stock Exchange (the "NYSE") that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market.

Going Concern, Financial Condition and Liquidity and Capital Resources

The consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2024, the Company had an accumulated deficit of $(430.3) million and cash and short-term investments on hand of approximately $1.2 million.

Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these consolidated financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the consolidated financial statements.

On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Notes with High Trail Investments ON LLC and HB SPV I Master Sub LLC, ("the Note Holders"). Pursuant to the Second Note Amendment, the Company agreed to make and made a cash payment of $5.0 million on April 1, 2024, to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024, to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, the Company issued to the Note Holders warrants to purchase 627,117 shares of the Company’s common stock that became exercisable 45 days after the original issuance date at an exercise price of $15.946 per share. The Note Holders may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

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

On July 1, 2024, we entered into a third note amendment to the Secured Notes with the Note Holders (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Note Holders agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. During August and September 2024, we received extensions from the Note Holders for the July Redemption Payment through October 4, 2024.

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the

Velo3D, Inc.

Notes to Consolidated Financial Statements

Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and became the owner of approximately 95% of the Company’s issued and outstanding common stock.

In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. The potential strategic alternatives actively being explored or evaluated currently included a potential merger, business combination or sale. The Company's strategic review was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company's common stock at a fixed conversion price of $1.00 per share.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

In June 2021, in conjunction with the new 80,000+ square foot manufacturing facility, the Company issued a one-year letter of credit for $0.8 million to the landlord to secure the agreement, which automatically renews for another annual period, through the life of the lease. In October 2024, the letter of credit was reduced to $0.623 million. The Company has restricted cash to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.

Revenue Recognition

Revenue subject to ASC 606 consists of 3D Printer sales and Support Services (recognition of Recurring Payment consisting of payments from lessees of the Company’s equipment discussed below). The Company determines revenue recognition through the following five- step model for recognizing revenue: (1) identification of the contract with a customer; (2) identification of the

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. Sales with variable consideration represented 0% of revenue during the year ended December 31, 2024 and 3% of our revenue during year ended December 31, 2023.

The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2024 and 2023 was not material.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2024 or December 31, 2023.

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

Other Revenue

Revenue is recognized for licensing agreements, maintenance parts, printed parts, and powder sold to customers independent of the 3D Printer sales or Support Services contract and is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from maintenance parts, printed parts, and powder was $4.1 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Inventories, Net

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

Property and Equipment, Net and Equipment on Lease, Net

Property and equipment and equipment on lease are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Estimated useful life
Equipment on lease	3-5 years
Computers and software	1-3 years
Lab equipment and other equipment	3-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of the remaining lease term or useful life of 10 years

Expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Expenditures for non-major repairs and maintenance are charged to expense as incurred.

The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as

Velo3D, Inc.

Notes to Consolidated Financial Statements

incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of December 31, 2024 and 2023, capitalized costs were not material.

Investments

The Company's available-for-sale ("AFS") investments primarily consist of U.S. Treasury securities and corporate debt and are reported at fair value on the balance sheet. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the adjusted cost basis of AFS investments sold. The Company's AFS investments are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations.

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

Specifically, our CODM uses consolidated net income to measure segment profit or loss, allocate resources of the Company as a whole, including investing in future development efforts, customer retention and acquisition, and assessing performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes, which are reflected in the consolidated statements of comprehensive income (loss).

Velo3D, Inc.

Notes to Consolidated Financial Statements

There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Selling and marketing expenses consist primarily of travel and entertainment expenses, and salary and related expenses, including stock-based compensation, for personnel related to the sales and marketing efforts to expand the Company’s brand and market share. Also, selling and marketing expenses includes third-party consulting fees, advertising, and allocated overhead. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were $0.1 million and $0.8 million, respectively.

General and administrative expenses consist primarily of salaries, occupancy costs including rent and utilities, and depreciation; information technology used in the business; professional services costs including legal, accounting, and consulting, and other.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary, to reduce deferred tax assets where it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount

Velo3D, Inc.

Notes to Consolidated Financial Statements

that is more-likely-than-not to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023.

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

Revision of Previously Filed Financial Statements

During the fourth quarter of 2024, the Company discovered the initial calculations regarding the debt balances as of September 30, 2024 and certain income statement line items related to the debt for the three and nine months ended September 30, 2024 were incorrectly presented. The Company initially calculated the change in debt balance resulting from the Third Note Amendment (the “Amendment”) executed on July 1, 2024 as a modification of the existing debt instrument. The Company failed to assess whether or not the Amendment and accompanying warrants collectively would require the use of different accounting methodologies in recording the carrying value of the debt as of September 30, 2024.

After performing an assessment of the Third Note Amendment and concurrent issuance of warrants impact on the carrying value of the debt, it was determined that the debt was substantially modified which resulted in the conclusion that the debt was extinguished. Based on the application of debt extinguishment accounting, the carrying value of the debt immediately before the Amendment was derecognized while the carrying value of the debt immediately after the Amendment was concurrently recognized, which resulted in a loss on debt extinguishment of approximately $7.5 million. Additionally, the carrying value of the debt was determined to be $29.9 million as compared to $29.6 million as previously reported, a difference of $0.3 million.

Velo3D, Inc.

Notes to Consolidated Financial Statements

It was also determined that the interest expense reported during the third quarter relating to the debt was incorrectly calculated resulting in an overstatement of approximately $7.4 million. After correcting the error in calculation methodology using the effective interest method, the resulting interest expense should have been $12.9 million for the nine months ended September 30, 2024.

All changes were included in the financial statements as of and for the year ending December 31, 2024 as seen below:

The following table reflects the revisions to the previously issued Condensed Consolidated Balance Sheet as of September 30, 2024:

	September 30, 2024
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Debt – current portion	$29,602	$267	$29,869
Total current liabilities	63,402	267	63,669
Total liabilities	$76,100	$267	$76,367
Accumulated deficit	$(408,381)	$(267)	$(408,648)
Total stockholders' equity	34,687	(267)	34,420
Total liabilities and stockholders' equity	$110,787	$-	$110,787

The following table reflects the revisions to the previously issued Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2024:

	For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)

General and administrative	$15,279	$131	$15,410	$32,867	$131	$32,998
Total operating expenses	22,816	131	22,947	59,074	131	59,205
Loss from operations	(18,745)	131	(18,876)	(60,715)	131	(60,846)
Interest expense	(10,949)	7,389	(3,560)	(20,309)	7,389	(12,920)
Loss on debt extinguishment	—	(7,525)	(7,525)	—	(7,525)	(7,525)
Loss before provision for income taxes	(22,858)	(267)	(23,125)	(51,344)	(267)	(51,611)
Net loss	$(22,858)	$(267)	$(23,125)	$(51,344)	$(267)	$(51,611)
Net loss per share:
Basic	$(2.47)	$(0.04)	$(2.51)	$(6.09)	$(0.03)	$(6.12)
Diluted	$(2.47)	$(0.04)	$(2.51)	$(6.09)	$(0.03)	$(6.12)
Net loss	$(22,858)	$(267)	$(23,125)	$(51,344)	$(267)	$(51,611)
Total comprehensive loss	$(22,856)	$(267)	$(23,123)	$(51,248)	$(267)	$(51,515)

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table reflects the revisions to the previously issued Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2024:

	For the nine months ended September 30, 2024
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Net Loss	$(51,344)	$(267)	$(51,611)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on debt extinguishment	$-	$7,525	$7,525
Amortization of debt discount and deferred financing costs	$14,541	$(7,258)	$7,283

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company applied ASU 2023-07 retrospectively to the earliest period presented.

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

Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. Typically, our perpetual licenses are sold with post-contract support ("PCS"), which includes unspecified technical enhancements and customer support. We allocate value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized either (i) ratably over the term of the contract or (ii) as the customer support is used at a specified hourly rate, as we satisfy the PCS performance obligation.

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Note 3. Basic and Diluted Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share to common stockholders:

	December 31,
	2024	2023
	(In thousands, except share per share data)
Numerator:
Net income (loss)	$(73,297)	$(135,139)

Denominator:
Basic weighted average shares outstanding	12,708,975	5,638,821
Effect of dilutive securities:
Common stock warrants	—	—
Restricted stock units	—	—
Common stock options	—	—
Diluted weighted average shares outstanding	12,708,975	5,638,821

Net income (loss) per share
Basic	$(5.77)	$(23.97)
Diluted	$(5.77)	$(23.97)

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following potentially dilutive shares of common stock equivalents on an "as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2024	2023
	(per share data)
Common stock warrants	3,227,001	1,455,572
Restricted stock units	570,407	573,320
Common stock options	270,529	375,781
Total potentially dilutive common share equivalents	4,067,937	2,404,673

Total potentially dilutive common share equivalents for the years ended December 31, 2024 and 2023, excludes 269,214 and 607,599, respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	215	—	—	215
Total financial assets	$215	$—	$—	$215
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iii)	$—	$—	$1	$1
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	90	90
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	16	16
Common stock warrant liabilities (2024 Private Warrants) (iii)	—	—	378	378
Common stock warrant liabilities (BEPO Warrants) (iii)	—	—	18	18
Common stock warrant liabilities (BEPO Agent Warrants) (iii)	—	—	2	2
Common stock warrant liabilities (July 2024 Private Warrants) (iii)	—	—	865	865
Common stock warrant liabilities (August Inducement Warrants) (iii)	—	—	796	796
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,177	$2,177

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,422	$—	$—	$3,422
Corporate bonds (ii)	—	6,621	—	6,621
Total financial assets	$3,422	$6,621	$—	$10,043
Liabilities
Common stock warrant liabilities (Public) (iii)	$258	$—	$—	$258
Common stock warrant liabilities (Private Placement) (iii)	—	—	127	127
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	23	23
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	10,891	10,891
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	536	536
Contingent earnout liabilities	—	—	1,456	1,456
Total financial liabilities	$258	$—	$13,033	$13,291

(i)
Included in cash and cash equivalents on the consolidated balance sheets.
(ii)
Included in short-term investments on the consolidated balance sheets.
(iii)
Included in warrant liabilities on the consolidated balance sheets.

For more information regarding the Public Warrants, the Private Placement Warrants, the 2022 Private Warrants, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO warrants, the BEPO Agent Warrants, the July 2024 Private Warrants, the August Inducement Warrants, and the Contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2024 and 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	Debt derivatives	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In Thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$—	$10,891	$536	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	—	—	—	6,321	9,020	446	4,200	2,437
Change in fair value	(127)	(22)	(1,445)	—	(10,801)	(520)	(6,319)	(8,642)	(428)	(3,335)	(1,641)
Fair value as of December 31, 2024	$—	$1	$11	$—	$90	$16	$2	$378	$18	$865	$796

Fair value as of January 1, 2023	$888	$109	$17,414	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	13,890	10,891	536	—	—	—	—	—
Change in fair value	(761)	(86)	(15,958)	(8,485)	—	—	—	—	—	—	—
Extinguishment of debt derivatives in connection with debt extinguishment	—	—	—	(5,405)	—	—	—	—	—	—	—
Fair value as of December 31, 2023	$127	$23	$1,456	$—	$10,891	$536	$—	$—	$—	$—	$—

The fair value of the Private placement warrant liability, the 2022 Private Warrant liability, the Contingent earnout liability, the Debt derivative liability, the RDO Warrant liability, the Placement Agent Warrant liability, the 2024 Private Warrant liability, the BEPO warrant liability, the BEPO Agent Warrant liability, the July 2024 Private Warrant liability, and the August Inducement Warrant liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

In determining the fair value of the Private placement warrant liability, Contingent earnout liability, Debt derivative liability and the 2024 Private Warrant liability, the Company used the Monte Carlo simulation model using a distribution of potential outcomes on a weekly basis over the applicable periods that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).

In determining the fair value of the 2022 Private Warrant liability, RDO Warrant liability, Placement Agent Warrant liability, BEPO Warrant liability, BEPO Agent Warrant liability, July 2024 Private Warrant liability and August Inducement Warrant liability the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments).

Note 5. Investments

Available-for-sale Investments

There were no available-for-sale investments as of December 31, 2024. Investments sold during the year ending December 31, 2024, had a realized loss of less than $0.1 million. The following table summarizes the Company’s AFS investments as of December 31, 2023. These are classified as “Short-term investments” on the consolidated balance sheets.

Velo3D, Inc.

Notes to Consolidated Financial Statements

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Corporate bonds	6,717	—	(96)	6,621
Total available-for-sale investments	$6,717	$—	$(96)	$6,621

The following table presents the breakdown of the AFS investments in an unrealized loss position as of December 31, 2023.

	December 31, 2023
	Fair Value	Gross Unrealized Loss

Corporate bonds
Less than 12 months	$—	$—
12 months or longer	$6,621	$(96)
Total	$6,621	$(96)

There were no material realized gains or losses on AFS investments for the year ended December 31, 2023.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Trade Receivables	$7,130	$10,203
Less: Allowances for Doubtful Accounts	(3,407)	(620)
Total	$3,723	$9,583

Inventories

Inventories consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Raw materials	$29,386	$48,488
Work-in-progress	9,660	9,922
Finished goods	10,907	2,406
Total	$49,953	$60,816

The Company recorded $27.1 million in inventory reserves related to the valuation of inventory for the years ended December 31, 2024 and 2023.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Prepaid insurance and other	$1,724	$2,738
Vendor prepayments	612	1,262
Total	$2,336	$4,000

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Computers and software	$2,525	$2,549
Lab equipment and other equipment	11,011	8,075
Furniture and fixtures	206	206
Leasehold improvements	13,312	14,406
Total property, plant and equipment	27,054	25,236
Less accumulated depreciation and amortization	(12,784)	(8,910)
Property, plant and equipment, net	$14,270	$16,326

Depreciation expense for the years ended December 31, 2024 and 2023 was $4.0 million and $5.2 million, respectively.

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

Other Assets

Other assets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Right of use assets	$8,774	$10,672
Net investment in sales type lease	2,712	—
Non-current contract assets	—	5,117
Non-current prepaid expenses and other assets	2,027	1,993
Total Other assets	$13,513	$17,782

Velo3D, Inc.

Notes to Consolidated Financial Statements

Accrued Expenses & Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued expenses	$1,173	$1,948
Accrued salaries and benefits	560	2,277
Lease liability – current portion	1,778	2,266
Total accrued expenses and other current liabilities	$3,511	$6,491

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Lease liabilities - noncurrent portion	$8,475	$10,176
Other noncurrent liabilities	863	1,380
Total other noncurrent liabilities	$9,338	$11,556

Note 7. Equipment on Lease, Net

The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of December 31, 2024. The total depreciation expense was $0.8 million and included in cost of revenue for the year ended December 31, 2024.

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

For the year ended December 31, 2024, one new leases was entered into and one equipment on leases with an aggregate carrying value of $1.6 million were reclassified from equipment on lease, net to finished goods inventory to be resold as the purchase options were not exercised.

As noted above, we are unsure of when the customer will return or renew leased equipment. Additionally, lessees do not provide residual value guarantees on equipment on lease. The future lease payments expected in 2025 are $1.1 million.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Lease payments consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Equipment on lease payments	1,054	1,676

The Company entered into debt secured by certain leased equipment to customers in 2023. See Note 9, Long-term Debt, for a description of these financing arrangements.

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, with expiration dates ranging from 2024 to 2032. Each lease includes options to extend and a provision for renewal at the prevailing market rate at the time of renewal, as specified in the agreements.

As noted above in Note 6, Balance Sheet Components, the manufacturing facility operating lease at Campbell ("McGlincy") was terminated on March 31, 2023, and is no longer in use. The Company’s right-of-use assets and lease liabilities related to McGlincy were amortized in full over the life of the lease. Additionally, the Company exited from its two facilities at Campbell (Division) on December 31, 2023, which are no longer in use, however the lease agreement was not terminated. On November 20, 2024, the Company exited the Augsburg Technology Center lease for which no lease termination costs were incurred.

Total ROU assets and lease liabilities are as follows:

	December 31,
	2024	2023
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$8,774	$10,672
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,612	$2,153
Noncurrent (Other noncurrent liabilities)	8,361	9,973
	9,973	12,126
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$142	$113
Noncurrent (Other noncurrent liabilities)	114	203
	$256	$316
Total lease liabilities	$10,229	$12,442

There were no impairments recorded related to these assets as of December 31, 2024 and 2023.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Information about lease-related balances were as follows:

	December 31,
	2024	2023
	(In thousands, except years and percentages)
Operating lease expense	$2,830	$3,002
Financing lease expense	175	80
Short-term lease expense	195	314
Total lease expense	$3,200	$3,396
Cash paid for leases	$2,850	$2,827
Weighted – average remaining lease term – operating leases (years)	7.1	7.8
Weighted – average discount rate – operating leases	9.0%	8.8%

Maturity of operating lease liabilities as of December 31, 2024 are as follows:

(In thousands)
2025	2,390
2026	2,430
2027	2,400
2028	2,490
2029	2,585
Thereafter	6,194
Total operating lease payments	$18,489
Less portion representing imputed interest	(8,516)
Total operating lease liabilities	$9,973
Less current portion	1,612
Long-term portion	$8,361

Note 9. Long-Term Debt

Debt consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Secured notes	$5,666	$33,516
Deferred financing costs	—	(384)
Total	$5,666	$33,132
Debt – current portion	5,666	21,191
Long-term debt – less current portion	$—	$11,941

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Additionally, the Company was capitalizing discounts of $24.4 million against the carrying value of the Secured Convertible Notes and amortizing the discounts over the term of the Secured Convertible Notes using the effective interest rate method. The $24.4 million discount included $13.9 million related to debt derivatives, $10.5 million related to the Secured Convertible Notes maturity balance, with $4.7 million amortized interest expense for the year ended December 31, 2023. The unamortized discount was $19.7 million and was expensed within "Loss on debt extinguishment" upon the extinguishment and termination of the Secured Convertible Notes.

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

Secured Notes — On November 27, 2023, the Company entered into the Securities Exchange Agreement (the "Exchange Agreement") with the Investors, pursuant to which the Company made a cash payment to the Investors of $16.3 million to repay $12.5 million of aggregate principal amount of the Secured Convertible Notes, together with $1.3 million of accrued and unpaid interest. The remaining Secured Convertible Notes were exchanged for $57.5 million aggregate principal amount of new senior secured notes due 2026 (the "Secured Notes") and 10,000,000 shares of Common Stock with a fair market value of $9.4 million at issuance. The remaining Secured Convertible Notes maturity balance of $8.0 million was recognized as a gain within “Loss on debt extinguishment” and was partially offset by $0.2 million of financing costs paid to the Investors. The Secured Notes bore interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2024, and would mature on August 1, 2026. The Company was required to repay the principal on the Secured Notes at a repayment price equal to 120% of the Secured Notes principal balance repaid plus accrued interest. The Secured Notes included covenants requiring the Company to maintain a minimum of $35 million of unrestricted cash and cash equivalents and to maintain minimum levels of available cash, calculated monthly based on a rolling three-month lookback period beginning with the three-month period ending on December 31, 2023.

Velo3D, Inc.

Notes to Consolidated Financial Statements

On December 27, 2023, the Company entered into note amendment to its Secured Notes with the Investors, pursuant to which the Company made a cash payment to the note holders of $25.0 million to repay approximately $20.8 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest. The amendment was determined to be a modification of the Secured Notes. The amended Secured Notes eliminated the requirement to pay a principal amount of Secured Notes on January 1, 2024, eliminated the requirement to maintain a minimum of $35.0 million of unrestricted cash and cash equivalents, and deferred the requirement to, on or before December 31, 2023, establish a new “at-the-market” offering program (or increase the Company’s existing “at-the-market” offering program) with aggregate available, accessible and unused capacity to generate gross proceeds to the Company of at least $75.0 million as of December 31, 2023 to January 31, 2024.

On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Note with the Investors. Pursuant to the Second Note Amendment, the Company made cash payments, the first of which was $5.0 million on April 1, 2024 which redeemed approximately $4.2 million of aggregate principal amount, and another cash payment of $5.5 million on April 15, 2024 which redeemed approximately $4.6 million of principal. In connection with the Second Note Amendment, the Company issued to the Investors warrants to purchase 627,117 shares of the Company’s common stock that became exercisable 45 days after the original issuance date at an exercise price of $15.946 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

On July 1, 2024, the Company entered into a third note amendment to the Secured Notes with the Investors (the “Third Note Amendment”). Pursuant to the Third Note Amendment, the Company and the Investors agreed to defer the July 1, 2024 partial redemption payment of $10.5 million (the “July Redemption Payment”) over a period of ten equal monthly payments commencing August 1, 2024. The July Redemption Payment was to be paid monthly at a Repayment Price of $1,050,000 with $875,000 in aggregate principal amount of the Secured Notes redeemed. In addition to the July Redemption Payment, on the first day of each three-month period beginning on October 1, 2024 (a “Partial Redemption Date”), the Company was to redeem a portion of the principal amount of the Secured Notes at the Repayment Price plus accrued and unpaid interest, unless the Investors cancel or waive such redemption. The aggregate principal amount of the Secured Notes that would have been redeemable on a Partial Redemption Date was $8,750,000 for a Repayment Price of $10,500,000. During August and September 2024, the Company received extensions from the Investors for the July Redemption Payment through October 4, 2024.

In connection with the Third Note Amendment, the Company issued to the Investors warrants to purchase 1,650,000 shares of the Company’s common stock that became exercisable on the original issuance date at an exercise price of $3.00 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

The Third Note Amendment and concurrent issuance of warrants constituted a substantial change to the Secured Notes resulting in a debt extinguishment. As a result of the debt extinguishment, the Company derecognized the carrying value of the Secured Notes as of June 30, 2024 (“Old Notes”) while concurrently recognizing the carrying of the of the Secured Notes giving effect to the Third Note Amendment (“New Notes”). The Old Notes had a carrying value of $33.5 million as of June 30, 2024. The Company also had unamortized deferred financing costs of $0.3 million and discounts against the carrying value of the Old Notes of $8.6 million. The carrying value, deferred financing costs and discounts were derecognized as of July 1, 2024. Concurrently, the New Notes were recognized with a carrying value of $27.9 million. The difference in the carrying value of the Old Debt, net of deferred financing costs and discounts, in comparison to the New Debt totaling $3.3 million was expensed within “Loss on debt extinguishment.” The issuance of warrants to the Investors in connection with the Third Note Amendment constituted new fees paid to the existing lender. The fair value of these warrants at the time of issuance was approximately $4.2 million and was also expensed within “Loss on debt extinguishment.”

Following the Third Note Amendment, the Company made one payment on September 16, 2024 of approximately $0.6 million which redeemed $0.5 million of aggregate principal amount. The Company was unable to make the contractual payments on the

Velo3D, Inc.

Notes to Consolidated Financial Statements

Partial Redemption Dates or continue to repay the July Redemption Payment citing financial difficulties and liquidity issues. Specifically, it was determined that defaults and events of default exist under the Notes including those relating to the Company’s failure to (1) make required partial redemption payments since September 2024, (2) make payments of interest since September 2024, (3) deliver required compliance certificates and notices and (4) timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2024, among other matters (collectively, the “Specified EoDs”).

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Secured Notes from the Investors. The Company and Arrayed entered into a forbearance agreement where Arrayed forbore from taking any enforcement action as a result of the occurrences and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction (the “Exchange”) wherein the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the payment of $26.9 million under the Secured Notes which redeemed approximately $22.4 million of aggregate principal amount plus $0.4 million of accrued interest.

The fair value of the common stock issued in the Exchange transaction was $24.6 million. The difference between the amount of the debt extinguished in comparison to the fair value of the common stock issued, totaling approximately $2.6 million, was recorded as a gain within the “Loss on debt extinguishment” line item of the consolidated financial statements.

The Secured Notes contain customary affirmative and negative covenants (including covenants that limit the Company’s ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies). Furthermore, if an event of default occurs, the holders of the Secured Notes may declare the Secured Notes due and payable for cash in an amount equal to the Event of Default Acceleration Amount as defined in the Secured Notes. If an event of default occurs and the Company fails to pay the Event of Default Acceleration Amount when due in accordance with the Secured Notes, then the holders may elect to receive such unpaid portion of the Event of Default Acceleration Amount, entirely or partially, in shares of Common Stock calculated based on dividing Event of Default Acceleration Amount by the lowest of the 10 daily volume weighted average prices of the Common Stock immediately prior to the applicable event of default stock payment date.

The Secured Notes bear interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, and will mature on August 1, 2026. When the Company repays principal on the Secured Notes pursuant to the terms of the Secured Notes, it will be required to pay 120% of the principal amount repaid (the “Repayment Price”) plus accrued and unpaid interest. .

The Secured Notes include terms that provide the Arrayed seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contain redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features are settled in cash.

The Company previously incurred deferred financing costs of $0.5 million related to the Secured Notes, which were capitalized upon issuance and were being accreted over the term of the Secured Notes using the effective interest rate method and are included in “Interest expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining unamortized balance of the Old Notes was expensed in connection with the extinguishment resulting from the Third Note Amendment. As of December 31, 2024, there is no remaining unamortized balance of deferred financing costs included in Debt — current portion on the balance sheets.

Additionally, the Company was accreting discounts of $17.8 million and had capitalized it to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $13.3 million amortized to interest expense for the year ended December 31, 2024. The remaining unamortized balance of the Old Notes was expensed within “Loss on debt extinguishment” in connection with the extinguishment resulting from the Third Note Amendment. As of December 31, 2024, the unamortized discount of the New Notes was $0.3 million, which includes the difference between the principal and the Repayment

Velo3D, Inc.

Notes to Consolidated Financial Statements

Price. For the year ended December 31, 2024, the Company paid $1.2 million in interest and incurred a total of $15.4 million in interest expense related to the Secured Notes. The effective interest rate fluctuated during the year ended December 31, 2024 due to the varying amendments and resulting modifications or extinguishments resulting from these amendments. Following the Exchange, the effective interest rate was 27.7%.

The future minimum aggregate payments for the above borrowings are equal to the expected payments made following the Exchange, beginning are as follows as of December 31, 2024:

(In thousands)
2025	$5,993
2026	—
$5,993

As of December 31, 2024 and the issuance date of the audited consolidated financial statements, the Company was not in compliance with all covenants.

Revolving Credit Line — During the year ended December 31, 2022, the Company entered into modification agreements that made certain modifications to the third amended and restated loan and security agreement. The modification agreements, among other things, extended the maturity date of the revolving line of credit, and increased the amount of the revolving credit line to $30.0 million. As of December 31, 2022, the Company had $27.0 million of the revolving credit line undrawn and deferred loan fees of less than $0.2 million.

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

The effective interest rate of the equipment loans was 12.6% for the years ended December 31, 2023. Interest expense for the year ended December 31, 2023 was $0.6 million which included an additional $0.3 million for final payments made during the extinguishment of the Equipment Loan.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of December 31, 2024, we had 194,909,430 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Common Stock Reserved for Future Issuance

Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	December 31,
	2024	2023
	(share data)
Common stock warrants	5,504,117	1,455,574
Shares available for future grant under 2021 Equity Incentive Plan	696,840	458,314
Reserved for At-the-Market offering	80,742	80,742
Reserved for employee stock purchase plan	284,367	210,606
Total shares of common stock reserved	6,566,066	2,205,236

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 571,429 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the year ended December 31, 2024, the Company sold no shares pursuant to the ATM sales agreement.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of December 31, 2024 and 2023.

Common Stock Warrant liabilities

Following the Merger, 246,429 publicly-traded warrants (the “Public Warrants”) and 127,143 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $402.50 per share. During the year ended December 31, 2024, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 2,000 shares of the Company’s common stock at an exercise price of $89.60 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allow cashless exercise in whole or part.

On December 29, 2023, the Company issued warrants to purchase 1,028,572 shares of Common Stock at an exercise price of $19.95 per warrant share (the "RDO Warrants") in the Registered Direct Offering. Additionally, the Company issued warrants to purchase 51,429 shares of Common Stock at an exercise price of $21.70 per warrant share (the "Placement Agent Warrants" and, together with the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, and the RDO Warrants the “Common Stock Warrants”). The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028.

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

In connection with the Second Note Amendment, on April 1, 2024, the Company also entered into a letter agreement (the “Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants (the “2024 Private Warrants”) to purchase up to an aggregate of 627,117 shares of Common Stock. The 2024 Private Warrants became exercisable 45 days after the original issuance date (the “Initial Exercise Date”), are exercisable at an exercise price of $13.29 per share and will expire on the one year anniversary of the later of (i) the Initial Exercise Date and (ii) the date on which the Resale Registration Statement (as defined in the Letter Agreement) is declared effective by the SEC. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

In connection with the Third Note Amendment, on July 1, 2024, the Company also entered into a letter agreement with the Investors pursuant to which the Company issued to the Investors warrants (the “July 2024 Private Warrants”) to purchase up to an aggregate of 1,650,000 shares of Common Stock. The July 2024 Private Warrants became exercisable 45 days after the original issuance date, are exercisable at an exercise price of $2.50 per share and will expire on the five year anniversary of the issuance date. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The July 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

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

The Company evaluated the Common Stock Warrants, and concluded that they all do not meet the criteria to be classified within stockholders’ equity. The reason of the warrants being classified as a liability is because of "Provision (ii) in the event of a Fundamental Transaction it is not an acceptable measure for the Company’s stock price in a fixed-for-fixed option pricing model." The warrant agreement governing the Public Warrants and Private Placement Warrants includes a provision, the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. The Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the warrant agreement includes a provision that provides that in the event of a tender or exchange offer accepted by holders of more than 50.0% of the outstanding shares of the common stock, all holders of the Public Warrants and the Private Placement Warrants would be entitled to receive cash for all of their Public Warrants and Private Placement Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Public Warrant and Private Placement Warrant holders would be entitled to cash, while only certain of the holders of the common stock may be entitled to cash. These provisions preclude us from classifying the Public Warrants and Private Placement Warrants in stockholders’ equity. The 2022 Private Warrant, the RDO Warrants, Placement Agent Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants also contain similar provisions on the treatment in the event of a qualifying cash tender offer that preclude us from classifying the 2022 Private Warrants, the RDO Warrants, Placement Agent Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants in stockholders' equity.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Warrants to purchase an equal number of shares of common stock of 5,504,118 and 1,455,574 were exercisable as of December 31, 2024 and December 31, 2023, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	December 31, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2024
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50	$70.00	$—
Public Warrants - Common Stock	12/02/2020	09/29/2026	246,429	$402.50	$115.50	$—
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	2,000	$89.60	$85.05	$1,102
RDO Warrants - Common Stock	12/29/2023	12/29/2028	285,714	$19.95	$10.50	$90,469
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75	$10.50	$15,835
2024 Private Warrants - Common Stock	4/1/2024	5/16/2025	627,117	$13.29	$10.08	$2,007
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	979,592	$12.25	$9.21	$377,750
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	48,980	$13.48	$9.11	$18,477
July 2024 Private Warrants - Common Stock	7/01/2024	7/01/2029	1,650,000	$2.50	$2.55	$864,995
August Inducement Warrants - Common Stock	8/13/2024	08/12/2029	1,485,714	$2.28	$1.64	$796,239
			5,504,118			$2,166,874

	December 31, 2023
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per warrant	Fair Value on December 31, 2023
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50	$70.00	$127
2022 Private Warrant - Common Stock	07/25/2022	07/24/2034	2,000	$89.60	$85.05	$23
Public Warrants - Common Stock	12/02/2020	09/29/2026	246,428	$402.50	$115.50	$258
RDO Warrants - Common Stock	12/29/2023	12/29/2028	1,028,574	$19.95	$10.50	$10,891
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75	$10.50	$536
			1,455,574			$11,835

Private Placement Warrants - Common Stock

Concurrently with JAWS Spitfire’s IPO, 127,143 Private Placement Warrants were issued to the Sponsor at $2.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $402.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of December 31, 2024, the number of Private Placement Warrants issued was 127,143.

Velo3D, Inc.

Notes to Consolidated Financial Statements

2022 Private Warrant - Common Stock

In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, the Company issued to Silicon Valley Bank, warrants to purchase up to 2,000 shares of the Company’s common stock at an exercise price of $89.60 per warrant share . The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

RDO Warrants - Common Stock

In conjunction with the capital raise on December 29, 2023, the Company issued to multiple institutional investors, warrants to purchase up to 1,028,572 shares of the Company’s common stock at an exercise price of $19.95 per warrant share . The RDO Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Placement Agent Warrants - Common Stock

In conjunction with the capital raise on December 29, 2023, the Company issued to the placement agent, warrants to purchase up to 51,429 shares of the Company’s common stock at an exercise price of $21.70 per warrant share . The Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Public Warrants - Common Stock

In conjunction with the JAWS Spitfire IPO, 985,714 units were issued to public investors at $10.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant . Each Public Warrant is exercisable to purchase shares of common stock at $402.50 per share. As of December 31, 2024, the number of Public Warrants issued was 246,429.

The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.

Common Stock Warrant Liabilities

The liability for warrants on common stock carried at fair value was as follows:

	December 31,
	2024	2023
	(In thousands)
Beginning Balance	$11,835	$2,745
Issuance of common stock warrant in connection with financing	22,425	11,428
Loss on fair value of warrants	(32,093)	(2,338)
Ending Balance	$2,167	$11,835

The liabilities associated with the Private Placement Warrants, 2022 Private Warrant, RDO Warrants, and Placement Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using the latest trading price of the warrants for the years ended December 31, 2024 and 2023.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Private Placement Warrant - Fair Value Assumption

The fair value of the private placement common stock warrant liability was $0 as of December 31, 2024 as the publicly traded price was $0.00 as of December 31, 2024. The assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of December 31, 2024	As of December 31, 2023
Current stock price	$—	$13.92
Expected volatility	—%	105.0%
Risk-free interest rate	—%	4.1%
Dividend yield	—%	—%
Expected term (in years)	—	2.75

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

2022 Private Warrant, RDO Warrants, Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrant, the RDO Warrants, and the Placement Agent Warrants liabilities were as follows:

	As of December 31, 2024	As of December 31, 2023
Current stock price	$0.68	$14.00
Expected volatility	139.9%	108.3%
Risk-free interest rate	4.3%	3.8% - 3.9%
Dividend rate	—%	—%
Expected Term (years)	4.00	5 - 10.57

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Expected term: The expected term represents the period that the warrant is expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the warrant.

2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

As of December 31, 2024
Current stock price	$0.68
Expected volatility	191.6%
Risk-free interest rate	4.2%
Dividend rate	—%
Expected Term (years)	0.37

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

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

As of December 31, 2024
Current stock price	$0.68
Expected volatility	139.9%
Risk-free interest rate	4.4%
Dividend rate	—%
Expected Term (years)	4.28

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

August Inducement Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the August Inducement Warrant liabilities were as follows:

As of December 31, 2024
Current stock price	$0.68
Expected volatility	139.9%
Risk-free interest rate	4.4%
Dividend rate	—%
Expected Term (years)	4.62

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

July 2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the July 2024 Private Warrant liabilities were as follows:

As of December 31, 2024
Current stock price	$0.68
Expected volatility	139.9%
Risk-free interest rate	4.4%
Dividend rate	—%
Expected Term (years)	4.50

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares for pre-closing Legacy Velo3D equity holders (as defined in the Business Combination Agreement as holders of Legacy Velo3D shares, Legacy Velo3D warrants, Legacy Velo3D convertible notes and Legacy Velo3D options immediately prior to the closing date) (“Eligible Legacy Velo3D Equityholders”). The Eligible Legacy Velo3D Equityholders will be entitled to Earnout Shares, pursuant to which they will receive (i) 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $437.50 for 20 or more trading days in any 30 trading-day period, and (ii) an additional 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $525.00 for 20 or more trading days in any 30 trading-day period (the “Triggering Events”). The earnout is subject to a five-year earnout period and early trigger upon certain change of control events.

During the time period between Closing and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 621,661 shares of additional Common Stock, which is based on two tranches or 310,830 per tranche as noted above. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.

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

The rollforward for the contingent earnout liabilities was as follows:

	December 31,
	2024	2023
	(In thousands)
Beginning Balance	$1,456	$17,414
Change in fair value of contingent earnout liabilities	(1,445)	(15,958)
Ending Balance	$11	$1,456

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of December 31, 2024	As of December 31, 2023
Current stock price	$0.68	$14.00
Expected volatility	161.2%	105.0%
Risk-free interest rate	4.2%	4.1%
Dividend yield	—%	—%
Expected Term (years)	1.75	2.75

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

In 2021, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”) which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. The Company initially reserved 1,221,886 shares of its common stock for issuance under the 2021 EIP. In April 2024, pursuant to the evergreen provisions of the 2021 EIP, the Company registered an additional 369,170 shares of common stock for issuance under the 2021 EIP.

As of December 31, 2024, the Company has an allocated reserve of 696,840 shares of its common stock for issuance under the 2021 EIP.

In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 104,665 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 52,352 shares of common stock for issuance under the 2021 ESPP.

In March 2023, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 53,588 shares of common stock for issuance under the 2021 ESPP. In April 2024, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 73,833 shares of common stock for issuance under the 2021 ESPP.

As of December 31, 2024, the Company has an allocated reserve of 284,367 shares of its common stock for issuance under the 2021 ESPP. As of December 31, 2024, the Company had not begun any offering periods for the 2021 ESPP.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Stock options

Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2022	485	$18.90	7.3
Granted	—	$—
Exercised	(63)	$9.10
Forfeited or expired	(46)	$10.15
Outstanding as of December 31, 2023	376	$21.35	6.2
Options vested and expected to vest as of December 31, 2023	376	$21.35
Vested and exercisable as of December 31, 2023	350	$21.70

Outstanding as of December 31, 2023	376	$21.35	6.2
Granted	—	$—
Exercised	(51)	$6.30
Forfeited or expired	(54)	$16.15
Outstanding as of December 31, 2024	271	$25.38	5.0
Options vested and expected to vest as of December 31, 2024	271	$25.38
Vested and exercisable as of December 31, 2024	270	$25.34

As of December 31, 2024, there is no aggregate intrinsic value of options outstanding. As of December 31, 2023, there was $2.3 million of aggregate intrinsic value of options outstanding . Intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $0.2 million and $4.6 million, respectively. The total grant date fair value of options vested was $0.1 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there is no unrecognized compensation cost related to options.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table summarizes outstanding and expected to vest RSUs as of December 31, 2024 and 2023 and their activity during the year ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per Share Data)	(In thousands)
Balance as of December 31, 2022	275	$156.80	$17,202
Granted	609	53.86	33,070
Released	(158)	112.65	9,148
Cancelled	(156)	123.52	7,773
Balance as of December 31, 2023	570	$68.00	$7,940
Expected to vest as of December 31, 2023	570	$68.00	$7,940

Balance as of December 31, 2023	570	$68.00	$7,940
Granted	467	3.29	1,549
Released	(567)	28.54	1,276
Cancelled	(275)	53.91	1,050
Balance as of December 31, 2024	195	$47.62	$132
Expected to vest as of December 31, 2024	195	$47.62	$132

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of December 31, 2024, there was $11.0 million of unrecognized compensation cost related to 0.2 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of December 31, 2023, there was $35.8 million of unrecognized compensation cost related to 20.1 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	December 31,
	2024	2023
	(In thousands)
Restricted stock units	$9,637	$16,575
Stock options	121	515
Earnout shares - employees	3,958	5,783
	$13,716	$22,873

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in operating expenses on the statements of operations:

	December 31,
	2024	2023
	(In thousands)
Research and development	$4,256	$11,415
Selling and marketing	2,708	5,689
General and administrative	6,752	5,769
	$13,716	$22,873

The following sets forth the total stock-based compensation expense by type of award included in cost of revenue in the statements of operations:

	December 31,
	2024	2023
	(In thousands)
Restricted stock units	$1,644	$1,995
Stock options	4	63
	$1,648	$2,058

The following sets forth the total stock-based compensation expense for the stock options, and RSUs included in cost of revenue on the statements of operations:

	December 31,
	2024	2023
	(In thousands)
Cost of 3D Printer	$999	$1,622
Cost of support services	649	436
	$1,648	$2,058

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The Company recorded the below income tax expense (benefit) attributable to income from continuing operations for the year ending December 31, 2024 and December 31, 2023 as follows:

	December 31,
	2024	2023
	(In thousands, except percentages)
Current
Federal	$(7)	$-
State	21	-
Foreign	(34)	-
	(20)	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$(20)	$-

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate for the years ended December 31, 2024 and 2023.

The reconciliation of the provision computed at the federal statutory rate to the Company's provision (benefit) for income taxes as follows:

	December 31,
	2024		2023
	(In thousands, except percentages)
Tax at federal statutory rate	$(15,432)	(21.0)%	$(28,354)	(21.0)%
State, net of federal benefit	12,779	17.4%	(6,507)	(4.8)%
Stock based compensation	3,327	3.8%	967	0.7%
Fair value adjustments	(7,593)	(9.6)%	(3,555)	(2.4)%
Research and development credits	—	—%	(1,121)	(0.8)%
Section 382 Limitation	14,583	19.8%
Other	(745)	(1.0)%	675	0.2%
Change in valuation allowance	(6,939)	(9.4)%	37,895	28.1%
Total provision for income taxes	$(20)	—%	$—	—%

The Company did not incur income tax expense or benefit for the years ending December 31, 2024 or December 31, 2023.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$81,649	$91,668
Research and development tax credits	5,086	12,087
Stock based compensation	5,866	6,162
Lease liability	2,632	3,098
Section 174 research and development capitalization	10,691	11,641
Interest expense	7,157	3,063
Other timing differences	8,754	1,408
Total deferred tax assets	$121,835	$129,127
Valuation allowance	$(118,783)	$(125,722)
Net deferred tax assets	$3,052	$3,405

Deferred tax liabilities
Fixed assets and intangibles	$(299)	$(364)
Right of use assets	$(2,753)	$(3,041)
Total deferred tax liabilities	$(3,052)	$(3,405)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company concluded that it was not more-likely-than-not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. The valuation allowance decreased by $6.9 million during the year ending December 31, 2024 due to income tax attributes that are expected to expire prior to being able to be utilized due to IRC Section 382 ownership change limitations. The valuation allowance increased $37.9 million for the years ended December 31, 2023 due to net operating losses, R&D credits claimed and capitalized R&D costs incurred during the year.

As of December 31, 2024, the Company had $366.0 million and $95.6 million federal and state net operating losses (“NOLs”), respectively, available to reduce future taxable income, which will begin to expire in 2034 and 2030 respectively for federal and for state tax purposes. The Company had $355.3 million of federal net operating losses, which can be carried forward indefinitely.

As of December 31, 2023, the Company had $346.3 million and $293.7 million of federal and state net operating losses available to reduce future taxable income.

The Company has state research and developmental tax credit carryforwards of approximately $9.2 million as of December 31, 2024. The state credits have no expiration date.

Federal, California and other state tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards is limited based on the ownership change. In December 2024, the Company had an ownership change pursuant to Internal Revenue Code Section 382 which could materially impact the ability to utilize the tax net operating loss carryforwards and other tax attributes recorded. The net operating loss and other tax attributes recorded as deferred tax asset are fully offset with valuation allowance. Accordingly the state and federal net operating loss carryforwards and credits which have expiring provisions are reduced to the expected available amount. The annual IRC 382 limit for pre ownership change attributes

Velo3D, Inc.

Notes to Consolidated Financial Statements

that can be utilized each year is approximately $0.8 million. The total tax effected attributes expected to be unable to be utilized due to expiration is approximately $31.9 million. As a result of the ownership change federal net operating losses of $35.2 million and California net operating loss of $250.0 million are expected to expire before they will be able to be utilized. Federal R&D credits of $7.1 million are also expected to expire before they can be utilized due to IRC Section 382 limitations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	(In thousands)
Balance at beginning of year	$6,060	$4,750
Additions based on tax positions related to the current year	(3,301)	1,310
Balance at end of year	$2,759	$6,060

For the years ended December 31, 2024 the amount of unrecognized tax benefits decreased by $3.3 million due to a reduction in R&D credits that are available for use due to IRC Section 382 limitations. During the year ended December 31, 2023 the amount of unrecognized tax benefits increased by $1.3 million due to additional R&D credits claimed during the year. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal, state and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S federal, state, foreign and local examinations by tax authorities for all prior years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions within the next twelve months.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, there were no accrued interest and penalties related to uncertain tax positions.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of December 31, 2024 and 2023, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $3.2 million for parts and assemblies are due upon receipts and will primarily be delivered throughout 2024. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined - Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued

Velo3D, Inc.

Notes to Consolidated Financial Statements

salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $1.0 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. The Company has paid all matching contributions as of December 31, 2024.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Year ended December 31,		December 31,
	2024	2023	2024	2023
	(as a percentage)
Customer 1	23.0%	<10%	<10%	<10%
Customer 2	12.7%	—%	<10%	—%
Customer 3	11.3%	<10%	<10%	<10%
Customer 4	10.5%	<10%	<10%	—%
Customer 5	<10%	<10%	18.2%	11.2%
Customer 6	—%	—%	12.9%	<10%
Customer 7	—%	—%	10.8%	<10%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	December 31,
	2024	2023
	(In thousands)
Americas	$39,908	$67,883
Europe	839	9,219
Other	256	341
Total	$41,003	$77,443

Contract Assets and Liabilities

There was $2.4 million of revenue recognized during the year ended December 31, 2024 included in contract liabilities as of December 31, 2023. There was $2.7 million of revenue recognized during the year ended December 31, 2023 included in contract liabilities as of December 31, 2022. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjust the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result from a change in estimation. There was no revenue related to variable consideration and $2.7 million in revenue related to variable consideration for the year ended December 31, 2024 and 2023, respectively.

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

On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. The Company is not currently eligible to use Form S-3 or make sales under the ATM Sales Agreement as (i) its common stock is not currently listed on a national securities exchange registered under the Exchange Act; and (ii) the aggregate market value of its voting and non-voting common equity held by non-affiliates is below $75 million.

The Company pays Needham commissions for its services in acting as agent in the sale of the shares pursuant to the ATM Sales Agreement. Needham is entitled to compensation at a fixed commission rate equal to 3.0% of the aggregate gross proceeds from each sale of the shares pursuant to the ATM Sales Agreement. The Company has agreed to provide Needham with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse Needham for certain specified expenses in connection with entering into the ATM Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

Note 17. Subsequent Events

Convertible Secured Note

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into shares of the Company's common stock, at a fixed conversion price of $1.00 per share.

Warrant Exchange

On February 24, 2025, the Company entered into Warrant Exchange Agreements with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 902,247 registered warrants issued in April of 2024 and an aggregate of 1,485,714 registered warrants issued in August of 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 2,277,117 unregistered warrants issued in April of 2024 and July of 2024, and an aggregate of 285,715 registered warrants issued in December of 2023, for an aggregate of 14,852,379 shares (the “Acquired Shares”) of Company’s Common Stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

This Annual Report does not include a report and attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to an exemption for emerging growth companies.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the additional material weaknesses below.
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

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the unaudited condensed consolidated financial statements as of and for the year ended September 30, 2024 and the consolidated financial statements as of and for the year ended December 31, 2024. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:
o
user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and
o
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

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have began to take measures to remediate the material weaknesses existing as of December 31, 2024, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; additionally, we have begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

Other than disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	8-K	2.1	03/23/2021
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 20, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	S-4/A	Annex AA	07/20/2021
3.1	Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	10/05/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	06/09/2023
3.3	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	06/12/2024
3.4	Second Amended and Restated Bylaws of Velo3D, Inc.	8-K	3.1	12/26/2024
4.1	Specimen Unit Certificate	S-1	4.1	11/27/2020
4.2	Specimen Ordinary Share Certificate	S-1	4.2	11/27/2020
4.3	Specimen Warrant Certificate	S-1	4.3	11/27/2020
4.4	Certificate of Corporate Domestication of JAWS Spitfire Acquisition Corporation	8-K	4.4	10/05/2021
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and JAWS Spitfire Acquisition Corporation, dated December 7, 2020	8-K	4.1	12/08/2020
4.6	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.6	03/23/2023
4.7	Warrant to Purchase 70,000 shares of Common Stock	8-K	4.1	07/29/2022
4.8	Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	08/15/2023

4.9	First Supplemental Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.2	08/15/2023
4.10	Form of Note	8-K	4.3	08/15/2023
4.11†	Second Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	11/29/2023
4.12	Form of Exchange Note	8-K	4.2	11/28/2023
4.13	Form of Warrant	8-K	4.1	11/28/2023
4.14	Form of Placement Agent Warrants	8-K	4.2	11/28/2023
4.15	Note Amendment, dated December 27, 2023, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC	8-K	4.3	11/28/2023
4.16	Form of Warrant	8-K	4.1	04/02/2024
4.17	Note Amendment, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	4.2	04/02/2024
4.18	Form of Warrant	8-K	4.1	04/11/2024
4.19	Form of Placement Agent Warrant	8-K	4.2	04/11/2024
4.20	Form of Warrant	8-K	4.1	07/01/2024
4.21	Third Note Amendment, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	4.2	07/01/2024
4.22	Form of New Warrant	8-K	4.1	08/13/2024
10.1	Sponsor Letter Agreement, dated as of March 22, 2021, by and among Spitfire Sponsor LLC, certain other holders set forth on Schedule I thereto, JAWS Spitfire Acquisition and Velo3D, Inc.	8-K	10.2	03/23/2021
10.2	Form of Subscription Agreement	8-K	10.1	03/23/2021
10.3	Amended and Restated Registration Rights Agreement, dated September 29, 2021, by and among the Company, Spitfire Sponsor LLC, and other Holders party thereto	8-K	10.3	10/05/2021
10.4*	2014 Equity Incentive Plan	8-K	10.4	10/05/2021
10.5*	2021 Equity Incentive Plan	8-K	10.5	10/05/2021
10.6	Form of Option Award Agreement	8-K	10.6	10/05/2021
10.7	Form of RSU Award Agreement	8-K	10.7	10/05/2021
10.8	Form of Rollover Option Award Agreement	8-K	10.8	10/05/2021
10.9	Form of Restricted Stock Award Agreement	8-K	10.9	10/05/2021
10.10	Form of Stock Appreciation Right Award Agreement	8-K	10.10	10/05/2021
10.11	Form of Stock Bonus Award Agreement	8-K	10.11	10/05/2021
10.12	Form of Performance Shares Award Agreement	8-K	10.12	10/05/2021
10.13*	2021 Employee Stock Purchase Plan	8-K	10.13	10/05/2021
10.14*	Employment Agreement, dated July 13, 2020, between Velo3D, Inc. and Mr. McCombe	S-4/A	10.1	06/29/2021

10.15*	Addendum to Employment Agreement, dated October 26, 2020, between Velo3D, Inc. and Mr. McCombe	S-4/A	10.11	06/29/2021
10.16*	Employment Agreement, dated September 21, 2020, between Velo3D, Inc. and Ms. Youssef	S-4/A	10.12	06/29/2021
10.17	Form of Director and Officer Indemnification Agreement	8-K	10.18	10/05/2021
10.18	Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated February 19, 2016	8-K	10.19	10/05/2021
10.19	First Amendment to Lease by and between Velo3D, Inc. and Division Street Property II, LLC, dated April 7, 2021	8-K	10.20	10/05/2021
10.2	Lease by and between Velo3D, Inc. and Colfin 2019-2D Industrial Owner, LLC, dated June 28, 2021	8-K	10.21	10/05/2021
10.21	Sales Agreement, by and between Velo3D and Needham dated February 6, 2023	8-K	1.1	02/06/2023
10.22†	Securities Purchase Agreement, dated as of August 10, 2023, by and among the Company and High Trail Investors ON LLC and HB SPV I Master Sub LLC, as buyers	8-K	10.1	08/15/2023
10.23	Placement Agent Agreement, dated as of August 10, 2023, by and between the Company and Credit Suisse Securities (USA) LLC, as placement agent	8-K	10.2	08/15/2023
10.24†	Security Agreement, dated as of August 14, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.3	08/15/2023
10.25	Form of Voting Agreement (included as Exhibit D to the Securities Purchase Agreement filed as Exhibit 10.22)	8-K	10.4	08/15/2023
10.26*	Form of Change in Control Agreement	8-K	10.1	10/02/2023
10.27†	Securities Exchange Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.1	11/28/2023
10.28†	Amendment to Securities Purchase Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.2	11/28/2023
10.29	Form of Voting Agreement (included as Exhibit D to the Securities Exchange Agreement filed as Exhibit 10.27)	8-K	10.3	11/28/2023
10.30†	Amendment to Security Agreement, dated as of November 28, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.4	11/28/2023
10.31*	Separation Agreement, dated December 15, 2023, by and between Velo3D, Inc. and Benyamin Buller	8-K	10.1	12/15/2023
10.32	Form of Securities Purchase Agreement, dated December 27, 2023, between Velo3D, Inc. and the Purchasers	8-K	10.1	12/28/2023
10.33	Placement Agency Agreement, dated December 27, 2023, by and between the Company and A.G.P./Alliance Global Partners	8-K	10.2	12/28/2023
10.34*	Offer Letter, dated November 10, 2022, between Velo3D, Inc. and Mr. Kreger	10-K	10.34	04/03/2024
10.35*	Employment Agreement, dated December 3, 2020, between Velo3D, Inc. and Mr. Chung	10-K	10.35	04/03/2024

10.36	Letter Agreement, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	04/02/2024
10.37	Form of Securities Purchase Agreement	8-K	10.1	04/11/2024
10.38	Placement Agency Agreement, dated April 10, 2024, by and between the Company and A.G.P./Alliance Global Partners.	8-K	10.2	04/11/2024
10.39*	Separation Agreement, dated April 15, 2024, by and between Velo3D, Inc. and Renette Youssef.	8-K	10.1	04/22/2024
10.40*	Offer Letter, dated April 19, 2024, by and between Velo3D, Inc. and Hull Houjun Xu.	8-K	10.2	04/22/2024
10.41	Letter Agreement, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	07/01/2024
10.42	Form of Warrant Inducement Agreement by and between Velo 3D, Inc. and Holder(s)	8-K	10.1	08/13/2024
10.43	License and Support Services Agreement, effective September 12, 2024, by and among Space Exploration Technologies Corp., Velo3D, Inc. and Velo3D US, Inc.	8-K	10.1	09/13/2024
10.44	Velo3D, Inc., Note Holders, and U.S. Bank Trust Company, National Association	8-K	10.2	09/13/2024
10.45	Independent Director Agreement, dated September 26, 2024, by and between the Company and Darryl Porter	8-K	10.1	09/30/2024
10.46	Forbearance Agreement, dated as of December 9, 2024, by and among Velo3D, Inc., Velo3d US, Inc., High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	12/11/2024
10.47	Exchange Agreement, dated as of December 24, 2024, by and between Velo3D, Inc. and Arrayed Notes Acquisition Corp.	8-K	10.1	12/26/2024
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries	10-K	21.1	04/03/2024
23.1	Consent of Frank, Rimerman + Co., independent registered public accounting firm				X
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Velo3d, Inc. Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(b)(10)(iv).

* Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Velo3D, Inc

Date: March 31, 2025	By:	/s/ Hull Xu
Hull Xu
Chief Financial Officer, Principal Financial Officer and Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arun Jeldi	Chief Executive Officer and Director	March 31, 2025
Arun Jeldi	(Principal Executive Officer)

/s/ Hull Xu	Chief Financial Officer	March 31, 2025
Hull Xu	(Principal Financial and Accounting Officer)

/s/ Bradley Kreger	Chief Operating Officer and Director	March 31, 2025
Bradley Kreger

/s/ Michael Idelchik	Director	March 31, 2025
Michael Idelchik

/s/ Adrian Keppler	Director	March 31, 2025
Adrian Keppler

/s/ Stefan Krause	Director	March 31, 2025
Stefan Krause