Form 10-Q
period 2025-03-31
Velo3D, Inc.
filed 2025-05-15
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 210,232,762 shares of common stock, $0.00001 per share outstanding.

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
•
“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•
“2024 Form 10-K” refer to our Annual Report on Form 10-K for the year-ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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
•
our financial performance;
•
macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations and supply chain shortages; and
•
other factors detailed under the section entitled “Risk Factors” herein and in Item 1A of our 2024 Form 10-K.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2024 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,870	$1,212
Accounts receivable, net	4,569	3,723
Inventories, net	46,133	49,953
Contract assets	1,295	500
Prepaid expenses and other current assets	5,907	2,336
Total current assets	61,774	57,724
Property and equipment, net	13,691	14,270
Equipment on lease, net	3,673	3,673
Other assets	12,261	13,513
Total assets	$91,399	$89,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,365	$18,538
Accrued expenses and other current liabilities	3,762	3,511
Debt – current portion	16,152	5,666
Contract liabilities	7,614	10,285
Total current liabilities	43,893	38,000
Long-term debt – less current portion	5,506	—
Contingent earnout liabilities	11	11
Warrant liabilities	13	2,167
Other noncurrent liabilities	9,094	9,338
Total liabilities	58,517	49,516
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, 210,232,762 and 194,909,430 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	488,623	469,994
Accumulated other comprehensive loss	—	—
Accumulated deficit	(455,745)	(430,334)
Total stockholders’ equity	32,882	39,664
Total liabilities and stockholders’ equity	$91,399	$89,180

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
3D Printer	$7,523	$7,660
Recurring payment	—	470
Support services	1,790	1,656
Other	7	—
Total Revenue	9,320	9,786
Cost of revenue
3D Printer	7,540	9,394
Recurring payment	12	315
Support services	1,071	2,892
Total cost of revenue	8,623	12,601
Gross profit (loss)	697	(2,815)
Operating expenses
Research and development	1,212	5,043
Selling and marketing	2,275	4,809
General and administrative	9,131	8,783
Total operating expenses	12,618	18,635
Loss from operations	(11,921)	(21,450)
Interest expense	(1,070)	(3,897)
Gain (loss) on fair value of warrants	(1,044)	(2,620)
Gain (loss) on fair value of contingent earnout liabilities	—	(437)
Gain (loss) on warrant cancellation	(11,357)	—
Other income (expense), net	(11)	94
Loss before provision for income taxes	(25,403)	(28,310)
Provision for income taxes	(8)	(4)
Net loss	$(25,411)	$(28,314)

Net loss per share:
Basic	$(0.13)	$(3.81)
Diluted	$(0.13)	$(3.81)
Shares used in computing net loss per share:
Basic	200,971,566	7,436,976
Diluted	200,971,566	7,436,976

Net loss	$(25,411)	$(28,314)
Net unrealized holding gain on available-for-sale investments	—	52
Total comprehensive loss	$(25,411)	$(28,262)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(25,411)	$(28,314)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	942	1,396
Amortization of debt discount and deferred financing costs	992	3,171
Stock-based compensation	4,074	5,087
Loss on fair value of warrants	1,044	2,620
Loss on fair value of contingent earnout liabilities	—	437
Loss on warrant cancellation	11,357	—
Changes in operating assets and liabilities
Accounts receivable	(846)	(2,070)
Inventories	1,989	2,645
Contract assets	(795)	(2,118)
Prepaid expenses and other current assets	(3,407)	1,078
Other assets	1,224	396
Accounts payable	(860)	(4,199)
Accrued expenses and other liabilities	251	(218)
Contract liabilities	(2,671)	(416)
Other noncurrent liabilities	(232)	(18)
Net cash used in operating activities	(12,349)	(20,523)
Cash flows from investing activities
Purchase of property and equipment	—	(6)
Production of equipment for lease to customers	—	(1)
Proceeds from maturity of available-for-sale investments	—	3,500
Net cash provided by investing activities	—	3,493
Cash flows from financing activities
Proceeds from secured convertible note	15,000	—
Issuance of common stock upon exercise of stock options	—	285
Net cash provided by financing activities	15,000	285
Effect of exchange rate changes on cash and cash equivalents	7	5
Net change in cash and cash equivalents	2,658	(16,740)
Cash and cash equivalents and restricted cash at beginning of period	1,840	25,294
Cash and cash equivalents and restricted cash at end of period	$4,498	$8,554

Supplemental disclosure of cash flow information
Cash paid for interest	$202	$556
Supplemental schedule of non-cash investing and financing activities
Unpaid liabilities related to property and equipment	155	59
Transfer between inventory and property and equipment	191	—
Equipment for lease to customers returned to inventory	—	912

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$3,870	$7,754
Restricted cash (Other assets)	628	800
Total cash and cash equivalents and restricted cash	$4,498	$8,554

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2023	7,502,478	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	93,874	—	285	—	—	285
Stock-based compensation	—	—	5,087	—	—	5,087
Net loss	—	—	—	—	(28,314)	(28,314)
Other comprehensive income	—	—	—	52	—	52
Balance as of March 31, 2024	7,596,352	$2	$430,843	$(44)	$(385,351)	$45,450

Balance as of December 31, 2024	194,909,430	$4	$469,994	$—	$(430,334)	$39,664
Issuance of common stock upon exercise of stock options and release of restricted stock units	470,953	—	—	—	—	—
Stock-based compensation	—	—	4,074	—	—	4,074
Issuance of common stock in connection with warrant cancellation	14,852,379	—	14,555	—	—	14,555
Net loss	—	—	—	—	(25,411)	(25,411)
Other comprehensive income	—	—	—	—	—	—
Balance as of March 31, 2025	210,232,762	$4	$488,623	$0	$(455,745)	$32,882

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

The shares and net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “common stock”) before the 1-to-35 reverse stock split). All fractional shares were rounded.

Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger; and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s consolidated financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2024, or for any other interim period or for any other future year.

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

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $455.7 million and cash and cash equivalents on hand of approximately $3.9 million.

Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern. As of the date of the issuance of these unaudited condensed consolidated interim financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the these unaudited condensed consolidated interim financial statements.

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 from the the holders. Furthermore, on December 9, 2024, the Company and the the holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

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

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum and was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company paid an interest payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company's common stock at a fixed conversion price of $1.00 per share.

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

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant updates to the Company’s significant accounting policies other than as described below.

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

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net (loss)	$(25,411)	$(28,314)
Denominator:
Basic weighted average shares outstanding	200,971,566	7,436,976
Diluted weighted average shares outstanding	200,971,566	7,436,976

Net (loss) per share
Basic	$(0.13)	$(3.81)
Diluted	$(0.13)	$(3.81)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2025	2024

Common stock warrants	553,326	1,455,571
Common stock options	254,291	325,564
Restricted stock units	257,256	521,729
Total potentially dilutive common share equivalents	1,064,873	2,302,865

Total potentially dilutive common share equivalents for the three months ended March 31, 2025 and 2024 excludes 621,661 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$3,544	$—	$—	$3,544
Total financial assets	$3,544	$—	$—	$3,544
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iii)	—	—	—	—
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	$3	3
Common stock warrant liabilities (BEPO Warrants) (iii)	—	—	6	6
Common stock warrant liabilities (BEPO Agent Warrants) (iii)	—	—	4	4
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$24	$24

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$215	$—	$—	$215
Total financial assets	$215	$—	$—	$215
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iii)	$—	$—	$1	$1
Common stock warrant liabilities (RDO Warrants) (iii)	—	—	90	90
Common stock warrant liabilities (Placement Agent Warrants) (iii)	—	—	16	16
Common stock warrant liabilities (2024 Private Warrants) (iii)	—	—	378	378
Common stock warrant liabilities (BEPO Warrants) (iii)	—	—	18	18
Common stock warrant liabilities (BEPO Agent Warrants) (iii)	—	—	2	2
Common stock warrant liabilities (July 2024 Private Warrants) (iii)	—	—	865	865
Common stock warrant liabilities (August Inducement Warrants) (iii)	—	—	796	796
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,177	$2,177

(i)
Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(ii)
Included in short-term investments on the unaudited condensed consolidated balance sheets.
(iii)
Included in warrant liabilities on the unaudited condensed consolidated balance sheets.

For more information regarding the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, and the BEPO Agent Warrants, July 2024 Private Warrants, August Inducement Warrants and the Contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2025	$—	$1	$11	$90	$16	$2	$378	$18	$865	$796
Change in fair value	—	(1)	—	55	(13)	(1)	176	(14)	441	402
Change due to exchange		—		(145)	—	(1)	(548)		(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$10,891	$536	$—	$—	$—	$—	$—
Change in fair value	114	5	437	2,162	108	—	—	—	—	—
Fair value as of March 31, 2024	$241	$28	$1,893	$13,053	$644	$—	$—	$—	$—	$—

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

Note 5. Investments

Available-for-sale Investments

There were no available-for-sale (“AFS”) investments as of March 31, 2025 and December 31, 2024.

There were no material realized gains or losses on AFS investments during the three months ended March 31, 2025 and March 31, 2024.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Trade receivables	$7,680	$7,130
Less: Allowances for credit losses	(3,111)	(3,407)
Total	$4,569	$3,723

Inventories, Net

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Raw materials	$30,189	$29,386
Work-in-progress	4,032	9,660
Finished goods	11,912	10,907
Total	$46,133	$49,953

The Company recorded $27.1 million in inventory reserves related to the valuation of inventory as of March 31, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Prepaid insurance and other	$1,909	$1,724
Vendor prepayments	3,998	612
Total	$5,907	$2,336

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Computers and software	$2,525	$2,525
Lab equipment and other equipment	11,357	11,011
Furniture and fixtures	206	206
Leasehold improvements	13,254	13,312
Total property, plant and equipment	27,342	27,054
Less accumulated depreciation and amortization	(13,651)	(12,784)
Property, plant and equipment, net	$13,691	$14,270

Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.9 million and $1.1 million, respectively.

Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Right of use assets	$8,308	$8,774
Net Investment in sales type lease	2,466	2,712
Non-current prepaid expenses and other assets	1,487	2,027
Total Other assets	$12,261	$13,513

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Accrued expenses	$1,647	$1,173
Accrued salaries and benefits	379	560
Lease liability – current portion	1,736	1,778
Total Accrued expenses and other current liabilities	$3,762	$3,511

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Lease liabilities – noncurrent portion	$8,044	$8,475
Other noncurrent liabilities	1,050	863
Total other noncurrent liabilities	$9,094	$9,338

Note 7. Equipment on Lease, Net

The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of March 31, 2025. The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of December 31, 2024.

The total depreciation expense was $0 and $0.3 million included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively.

Lease payments from customers consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Equipment on lease payments	$—	$470

The future lease payments expected in 2025 are $1.1 million.

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2025 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$8,308	$8,774
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,590	$1,612
Noncurrent (Other noncurrent liabilities)	7,968	8,361
	9,558	9,973
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$146	$142
Noncurrent (Other noncurrent liabilities)	76	114
	$222	$256
Total lease liabilities	$9,780	$10,229

There were no impairments recorded related to these assets as of March 31, 2025 and December 31, 2024.

Information about lease-related balances were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except years and percentages)
Operating lease expense	$578	$733
Financing lease expense	40	49
Short-term lease expense	41	68
Total lease expense	$659	$850
Cash paid for leases	$595	$746
Weighted – average remaining lease term – operating leases (years)	6.9	7.6
Weighted – average discount rate – operating leases	9.0%	8.9%

Maturity of operating lease liabilities as of March 31, 2025 are as follows:

Year Ending December 31,	(In thousands)
Remainder of 2025	$1,794
2026	2,430
2027	2,400
2028	2,490
2029	2,585
Thereafter	6,195
Total operating lease payments	$17,894
Less portion representing imputed interest	(8,336)
Total operating lease liabilities	$9,558
Less current portion	1,590
Long-term portion	$7,968

Note 9. Debt

Debt consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
January Note	$5,692	$—
February Note 1st Tranche	5,204	—
February Note 2nd Tranche	5,046	—
Secured Notes	5,716	5,666
Total	$21,658	$5,666
Debt – current portion	16,152	5,666
Long-term debt – less current portion	$5,506	$—

As of March 31, 2025, the Company’s debt consists of the Secured Notes, the January Note, and the February Note. The Secured Notes entered into with Arrayed Notes Acquisition Corp. ("Arrayed"). The Company and Arrayed entered into a forbearance agreement where Arrayed forbore from taking any enforcement action as a result of the occurrences and/or continuation of any specified events of default. For a full description of the these debt arrangements, see Note 9, Debt, in the audited consolidated financial statements included in the 2024 Form 10-K.

Convertible Secured Note

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company paid an interest payment of $750,000, which fulfilled it's obligations of interest owed through the aforementioned date. The Company continues to accrue interest on the principal amount of the January Note until such time it will be repaid. During the three months ended March 31, 2025, the Company incurred total interest expense of $0.7 million which is included in the carrying value of the January Note in the above table.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the time the amounts are received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively which become due on August 10, 2025 and September 20, 2025, respectively. If the February Notes is not paid on or prior to the aforementioned dates, the February Note will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into shares of the Company's common stock, at a fixed conversion price of $1.00 per share. During the three months ended March 31, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.2 million and less than $0.1 million, respectively, which is included in the carrying value in the above table.

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

As of March 31, 2025, the unamortized discount was $0.3 million, which includes the difference between the principal and the Repayment Price. For the three months ended March 31, 2025, the Company incurred $0.1 million in interest expense, respectively, related to the Secured Notes. The effective interest rate was 8.7% for the three months ended March 31, 2025.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, are as follows as of March 31, 2025:

(In thousands)
Remainder of 2025	$17,250
2026	5,993
Total	$23,243
Less: Amount of debt discount to be amortized subsequent to March 31, 2025	(277)
Less: Amount of interest to be accrued subsequent to March 31, 2025	(1,308)
Debt as of March 31, 2025	$21,658

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 31, 2025, we had 210,232,762 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

February 2025 Securities Purchase Agreement

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	March 31,	December 31,
	2025	2024
	(share data)
Common stock warrants	553,326	5,504,117
Shares available for future grant under 2021 Equity Incentive Plan	43,957	696,840
Reserved for At-the-Market offering	80,742	80,742
Reserved for employee stock purchase plan	284,367	284,367
Total shares of common stock reserved	962,392	6,566,066

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 571,429 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During three months ended March 31, 2025, the Company sold no shares pursuant to the ATM sales agreement.

In April 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 369,170 shares of common stock for issuance under the 2021 EIP and 73,748 shares of common stock for issuance under the 2021 ESPP.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of March 31, 2025 and December 31, 2024.

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

Warrants to purchase an equal number of shares of common stock of 553,326 and 5,504,118 were exercisable as of March 31, 2025 and December 31, 2024, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	March 31, 2025
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public Warrants – Common Stock	12/02/2020	09/29/2026	246,429	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	77,345	$12.25
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	48,980	$13.48
			553,326

	December 31, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants - Common Stock	12/02/2020	09/29/2026	127,143	$402.50
Public warrants – Common Stock	12/02/2020	09/29/2026	246,429	$402.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	2,000	$89.60
RDO Warrants - Common Stock	12/29/2023	12/29/2028	285,714	$19.95
2023 Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	51,429	$21.75
2024 Private Warrants - Common Stock	4/1/2024	5/16/2025	627,117	$13.29
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	979,592	$12.25
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	48,980	$13.48
July 2024 Private Warrants - Common Stock	7/01/2024	7/01/2029	1,650,000	$2.50
August Inducement Warrants - Common Stock	8/13/2024	08/12/2029	1,485,714	$2.28
			5,504,118

Warrant Liabilities – Fair Value

The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for as a reverse recapitalization. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with Silicon Valley Bank. See Note 9, Debt, in the consolidated financial statements included in the 2024 Form 10-K.

The liabilities associated with the Private Placement Warrants, 2022 Private Warrants, RDO Warrants, Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three months ended March 31, 2025 and March 31, 2024. See Note 4, Fair Value Measurements, in this Report for liability classified warrants recorded at fair value.

Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $402.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $89.60 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $19.95 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $21.75 per warrant share . The RDO Warrants and 2023 Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Private Placement Warrants – Fair Value Assumptions

The fair value of the private placement common stock warrant liability was $0 as of March 31, 2025 and December 31, 2024, as the publicly traded price was $0.00 as of March 31, 2025 and December 31, 2024. The assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$—	$—
Expected volatility	—%	—%
Risk-free interest rate	—%	—%
Dividend rate	—%	—%
Expected Term (years)	—	—

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

2022 Private Warrants, RDO Warrants, 2023 Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrants, the RDO Warrants, and the 2023 Placement Agent Warrants liabilities were as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.17	$0.68
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.1%	4.3%
Dividend rate	—%	—%
Expected Term (years)	3.75	4.00

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

2024 Private Warrants, - Fair Value Assumptions

The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.17	$0.68
Expected volatility	222.9%	191.6%
Risk-free interest rate	4.3%	4.2%
Dividend yield	—%	—%
Expected Term (years)	0.13	0.37

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

BEPO Warrants, BEPO Agent Warrant - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.17	$0.68
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.1%	4.4%
Dividend yield	—%	—%
Expected Term (years)	4.04	4.28

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

August Inducement Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the August Inducement Warrant liabilities were as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.17	$0.68
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.2%	4.4%
Dividend yield	—%	—%
Expected Term (years)	4.37	4.62

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

July 2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the July 2024 Private Warrant liabilities were as follows:

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.17	$0.68
Expected volatility	154.6%	139.9%
Risk-free interest rate	3.9%	4.4%
Dividend yield	—%	—%
Expected Term (years)	4.25	4.50

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 621,661 shares of common stock (the “Earnout Shares”), which is based on two tranches of 310,830 per tranche. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.

See Note 4, Fair Value Measurements, in this Report for the liability for contingent earnout liabilities carried at fair value for the three months ended March 31, 2025 and 2024.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of March 31, 2025	As of December 31, 2024
Current stock price	$0.68	$0.68
Expected volatility	161.2%	161.2%
Risk-free interest rate	4.2%	4.2%
Dividend yield	—%	—%
Expected Term (years)	1.50	1.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2025, the Company had a remaining allocated reserve of 43,957 shares of its common stock for issuance under its 2021 Equity Incentive Plan (the “2021 EIP”), which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. As of March 31, 2025, the Company had an allocated reserve of 284,367 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2025, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2023	376	$21.35	6.2
Granted	—	$—
Exercised	(46)	$6.30
Forfeited or expired	(4)	$28.35
Outstanding as of March 31, 2024	326	$23.45	5.9
Options vested and expected to vest as of March 31, 2024	326	$23.45
Vested and exercisable as of March 31, 2024	311	$23.80

Outstanding as of December 31, 2024	271	$25.38	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(53)	$13.17
Outstanding as of March 31, 2025	218	$28.92	5.0
Options vested and expected to vest as of March 31, 2025	218	$28.92
Vested and exercisable as of March 31, 2025	218	$28.92

As of March 31, 2025 and December 31, 2024, there is no aggregate intrinsic value of options outstanding.

As of March 31, 2025, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of less than a year.

For the three months ended March 31, 2025, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of March 31, 2025 and 2024 and their activity during the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2023	573	$67.90	$228
Granted	32	12.25	11
Released	(48)	84.35	13
Cancelled	(36)	67.20	14
Balance as of March 31, 2024	522	$63.00	$238
Expected to vest as of March 31, 2024	522	$63.00	$238

Balance as of December 31, 2024	195	$47.62	$132
Granted	709	0.29	206
Released	(733)	1.76	199
Cancelled	(18)	51.40	20
Balance as of March 31, 2025	153	$47.57	$25
Expected to vest as of March 31, 2025	153	$47.57	$25

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of March 31, 2025, there was $6.6 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.2 years. As of March 31, 2024, there was $29.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.9 years.

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

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Restricted stock units	$3,591	$3,829
Stock options	4	60
Earnout shares–employees	479	1,198
	$4,074	$5,087

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cost of 3D Printer	$140	$389
Cost of Support services	68	195
Research and development	643	1,550
Selling and marketing	240	1,054
General and administrative	2,983	1,899
	$4,074	$5,087

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three months ended March 31, 2025, and 2024 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the unaudited condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of March 31, 2025, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $1.5 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2025. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company has paid all matching contributions as of March 31, 2025.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
	(as a percentage)
Customer 1	31.5%	—%	<10%	<10%
Customer 2	29.5%	26.8%	<10%	<10%
Customer 3	<10%	13.5%	<10%	<10%
Customer 4	—%	<10%	16.9%	18.2%
Customer 5	—%	—%	12.0%	12.9%
Customer 6	—%	—%	10.1%	10.8%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Americas	$8,289	$9,373
Europe	936	325
Other	95	88
Total	$9,320	$9,786

Contract Assets and Liabilities

There was $0.5 million of revenue recognized during the three months ended March 31, 2025, included in contract liabilities as of December 31, 2024. The amount of revenue recognized during the three months ended March 31, 2024 included in contract liabilities as of December 31, 2023 was $0.9 million. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjusts the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result of a change in estimation. There was no revenue related to variable consideration during the three ended March 31, 2025 and 2024.

Note 16. Subsequent Events

Master Service Agreement with Momentus

On April 12, 2025, the Company entered into a Master Service Agreement with Momentus, Inc. Under the terms of the agreement, for a period of five years, Velo3D will provide consulting and parts production through Velo3D's Rapid Production Solutions (RPS) offering. In exchange, Momentus issued a combination of common stock and convertible preferred stock for services that will be delivered over the same period. Velo3D will not hold more than 9.99% of the outstanding shares of Momentus' common stock at any time.

Change of Board of Directors

On April 24, 2025, the Company's Board of Directors appointed retired Navy Rear Admiral Jason Lloyd and Kenneth Thieneman, CEO of Thieneman Construction, Inc. to the Board as new directors. On April 22, 2025, Brad Kreger, Velo3D’s Chief Operating Officer, and Michael Idelchik resigned from the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein. During the year ended December 31, 2024, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Notes 1 and 16 to the unaudited condensed consolidated interim financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

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

Our technology is novel compared to other AM technologies because of its ability to deliver high-value metal parts that have complex internal channels, structures, and geometries. This affords a wide breadth of design freedom for creating new metal parts and it enables replication of existing parts without the need to redesign the part to be manufacturable with AM. Because of these features, we believe our technology and product capabilities are highly valued by our customers. Our customers are primarily original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") who look to AM to solve issues with traditional metal parts manufacturing technologies. Those traditional manufacturing technologies rely on processes, including casting, stamping and forging, that typically require high volumes to drive competitive costs and have long lead times for production. Our customers look to AM solutions to produce assemblies that are lighter, stronger, and more reliable than those manufactured with traditional technologies. Our customers also expect AM solutions to drive lower costs for low-volume parts and substantially shorter lead times. However, many of our customers have found that other legacy AM technologies failed to produce the required designs for the high-value metal parts and assemblies that our customers wanted to produce with AM. As a result, other AM solutions often require that parts be redesigned so that they can be produced and frequently incur performance losses for high-value applications.

In contrast, our technology can deliver complex high value metal parts with the design advantages, lower costs and faster lead times associated with AM, and generally avoids the need to redesign the parts. As a result, our customers have increasingly adopted our technology into their design and production processes. We believe our value is reflected in our sales patterns, as most of our customers initially purchased a single machine to validate our technology and have purchased additional systems over time as they have embedded our technology in their product roadmap and manufacturing infrastructure. We consider this approach a “land and expand” strategy, oriented around a demonstration of our value proposition followed by increasing penetration with key customers.

Recent Developments

Recent Debt and Equity Transactions and Change in Majority Ownership

On December 24, 2024, the Company and Arrayed Note Acquisition Corp., a subsidiary of Arrayed Additive, Inc. (“Arrayed”), entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes (the "Notes") plus $0.4 million of accrued interest on the Notes. As of March 31, 2025, Arrayed held $5.0 million in principal amount of the Notes, and as a result of the exchange transaction, became the owner of approximately 95% of the Company’s issued and outstanding common stock.

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

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share.On April 7, 2025, the Company paid an interest payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $1.00 per share.

See Note 16 Subsequent Events in the notes to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. The Company will need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

Key Financial and Operational Metrics

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed herein and in the section of the 2024 Form 10-K titled “Risk Factors.”

We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions, and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business.

	As of and for the Three Months Ended March 31,
	2025	2024
Revenue ($ in millions)	$9	$10
Bookings ($ in millions)	$8	$17
Backlog ($ in millions)	$18	$22

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended March 31, 2025 and 2024, sales to the top three customers accounted for 70.7% and 49.9%, respectively, of our revenue. Of the top three customers for the three months ended March 31, 2025, two customers were different from the top three customers for the comparable period in 2024.

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

3D Printer sale transactions - fixed purchase price model. The timeframe from order to completion of the site acceptance test usually occurs over three to nine months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.

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

Rapid Production Solutions (RPS) - RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to manufacture custom metal components in order to accelerate path to production for our customers.

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

Cost of RPS includes cost of raw materials, typically metal powder feedstock, direct and indirect labor, depreciation of 3D printers and other related equipment and facilities, utilities such as electricity and specialty gases, shipping costs and other directly associated costs.

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

Gross Profit and Gross Margin

Our gross profit is revenue less cost of revenue and our gross margin is gross profit as a percentage of revenue. The gross profit and gross margin for our products are varied and are expected to continue to vary from period to period due to the mix of products and services sold through a 3D Printer sale transaction, a Recurring Payment transaction, RPS offerings, services contracts, new product introductions and efforts to optimize our operational costs. Other factors affecting our gross profit include changes to our material costs, assembly costs that are themselves dependent upon improvements to yield, and any increase in assembly overhead to support a greater number of 3D Printers sold and markets served.

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

Loss on warrant cancellation

Loss on warrant cancellation relates to the loss recognized in conjunction with the February 2025 Warrant Exchange Agreement.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets, transaction costs related to the warrant inducement transaction and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2025 and 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$7,523	$7,660	$(137)	(1.8)%
Recurring payment	—	470	(470)	(100.0)%
Support services	1,790	1,656	134	8.1%
Other	7	—	7	100.0%
Total Revenue	9,320	9,786	(466)	(4.8)%
Cost of revenue
3D Printer	7,540	9,394	(1,854)	(19.7)%
Recurring payment	12	315	(303)	(96.2)%
Support services	1,071	2,892	(1,821)	(63.0)%
Total cost of revenue	8,623	12,601	(3,978)	(31.6)%
Gross profit (loss)	697	(2,815)	3,512	(124.8)%
Operating expenses
Research and development	1,212	5,043	(3,831)	(76.0)%
Selling and marketing	2,275	4,809	(2,534)	(52.7)%
General and administrative	9,131	8,783	348	4.0%
Total operating expenses	12,618	18,635	(6,017)	(32.3)%
Loss from operations	(11,921)	(21,450)	9,529	(44.4)%
Interest expense	(1,070)	(3,897)	2,827	(72.5)%
Loss on fair value of warrants	(1,044)	(2,620)	1,576	(60.2)%
Loss on fair value of contingent earnout liabilities	—	(437)	437	(100.0)%
Loss on warrant cancellation	(11,357)	—	(11,357)	100.0%
Other income (expense), net	(11)	94	(105)	(111.7)%
Income (loss) before provision for income taxes	(25,403)	(28,310)	2,907	(10.3)%
Provision for income taxes	(8)	(4)	(4)	100.0%
Net income (loss)	$(25,411)	$(28,314)	$2,903	(10.3)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended March 31,
	2025		2024		Change	%
	(In thousands, except for percentages)
3D Printer sales	$7,523	80.7%	$7,660	78.3%	$(137)	(1.8)%
Recurring payment	—	—	470	4.8%	(470)	(100.0)%
Support services	1,790	19.2%	1,656	16.9%	134	8.1%
Other	7	0.1%	—	—	7	100.0%
Total Revenue	$9,320	100.0%	$9,786	100.0%	$(466)	(4.8)%

Total revenue for the three months ended March 31, 2025 and 2024 was $9.3 million and $9.8 million, respectively, a decrease of $0.5 million, or 4.8%.

3D Printer sales were $7.5 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $0.2 million. The decrease in revenue was primarily attributed to the lower number of systems sold. The 3D Printer sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was $0 for the three months ended March 31, 2025 and $0.5 million for the three months ended March 31, 2024. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions.

Our Support Services revenue was $1.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, a increase of $0.1 million. The increase in Support Services revenue was primarily due to services provided to customers as a result of increased installed base.

Other revenue was less than $0.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended March 31,
	2025		2024		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$7,540	87.4%	$9,394	74.5%	$(1,854)	(19.7)%
Cost of Recurring Payment	12	0.1%	315	2.5%	(303)	(96.2)%
Cost of Support Services	1,071	12.5%	2,892	23.0%	(1,821)	(63.0)%
Total Cost of Revenue	$8,623	100.0%	$12,601	100.0%	$(3,978)	(31.6)%

Total cost of revenue for the three months ended March 31, 2025 and 2024 was $8.6 million and $12.6 million, respectively, a decrease of $4.0 million, or 31.6%.

Cost of 3D Printers was $7.5 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.9 million was due to a decrease in number of systems sold for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Cost of Recurring Payment was less than $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of $0.3 million was primarily due to a decrease in depreciation of the equipment on lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the three months ended March 31, 2025, compared to the three months March 31, 2024.

Cost of Support Services was $1.1 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. Cost of Support Services decreased by $1.8 million, due to the fixed costs associated with field service engineering labor and overhead in March 31, 2025, compared to March 31, 2024.

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

Cost of revenue as a percentage of revenue was 92.5% and 128.8% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by lower cost associated with raw materials and direct labor efficiency improvements.

We may experience increasing component costs from our suppliers due to international tarriffs and our current financial situation. We are currently unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue and will continue to negatively impact our cost of revenue until our financial conditions improve and costs associated with tariffs ease.

Gross Profit and Gross Margin

Total gross profit (loss) was $0.7 million and $(2.8) million for the three months ended March 31, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was 7.5% and (28.8)% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit for the three months ended March 31, 2025 was primarily attributable to the lower cost associated with system revenue during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in materials and shipping costs;
•
Production volumes that may impact factory overhead absorption;
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services.

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial conditions improve.

Research and Development Expenses

Research and development expenses were $1.2 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $3.8 million. The decrease in research and development expenses was driven by a $2.8 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.8 million in stock-based compensation, a decrease of $0.2 million in miscellaneous expenses.

We expect research and development costs to remain at similar levels for the remainder of 2025 due to the maturation of our Sapphire family of systems and certain investments in improvements current product line and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $2.3 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2.5 million. The decrease was attributable to a decrease of $1.5 million in headcount, salaries and employee-related expenses, a $0.9 million decrease in stock-based compensation, and a $0.4 million decrease in marketing costs and initiatives.

We expect selling and marketing expenses to increase for the remainder of 2025 as we re-engage with key customers and drive RPS traction. During the remainder of 2025, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $9.1 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.3 million. The increase was attributable to a $0.3 million increase in legal and other professional fees.

We expect general and administrative expenses to decrease as a result of savings from our reduction in force implemented in late 2024. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2025 as we continue to reducing our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs, negotiating with vendors for improved pricing and enterprise level efficiency improvements.

Interest Expense

Interest expense was $1.1 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively, due to the reduction in Senior Secured Notes and offset by the issuance of the Secured Secured Convertible Notes.

We expect our interest expense will continue to decrease as a result of our reduced debt.

Gain (loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a loss of $1.0 and $2.6 million for the three months ended March 31, 2025 and 2024, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was $0 and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million and $0 for the three months ended March 31, 2025 and March 31, 2024 and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Other Income (Expense), Net

Other (expense) and income, net was less than ($0.01) million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Income Taxes

No provision for federal and state income taxes was recorded for both the three months ended March 31, 2025 and 2024 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2025 and December 31, 2024.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in the remainder of 2025 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $3.9 million in cash and short-term investments and $4.6 million in accounts receivable. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Purchase commitments (purchase orders) of $1.5 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder of 2025. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and the Secured Notes, the January Note, and the February Note. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

During the three months ended March 31, 2025, we experienced less revenue growth than expected due to our focus on high-value customers, resulting in a small decrease in system sales as compared to the first quarter in 2024. As of March 31, 2025, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of these unaudited condensed consolidated interim financial statements. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements. See Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

On December 9, 2024, Arrayed Notes Acquisition Corp., a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes from then Note holders.

On December 24, 2024, the Company and Arrayed Notes Acquisition Corp. (“Arrayed”) entered into a debt for equity exchange transaction where the Company issued 185,151,333 shares of the Company’s common stock, in exchange for the cancellation of $22,382,000.00 in principal amount of the Company’s Senior Secured Notes due 2026 plus $369,303.00 of accrued interest on the Notes. As of March 31, 2025, Arrayed held approximately $5.0 million in principal amount of the Notes, and was the owner of 95% of the Company’s issued and outstanding common stock.

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The Note is payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company paid an interest payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued the February Note, a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into Common Shares at a fixed conversion price of $1.00 per share.

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

Debt Facilities

As of March 31, 2025, our debt arrangements comprised the Secured Notes, the January Notes, and the February Notes, of which we had approximately $20.0 million aggregate principal amount outstanding as of March 31, 2025.

See our other debt facilities as described in the“Liquidity and Capital Resources” section above.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(12,349)	$(20,523)	$8,174
Net cash provided by investing activities	$—	$3,493	$(3,493)
Net cash provided by financing activities	$15,000	$285	$14,715

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $12.5 million, consisting primarily of a net loss of $25.4 million, non-cash loss of $18.4 million described below, and a decrease in net operating assets of $5.9 million. The cash used from net operating assets was comprised of a decrease from accounts payable of $1.0 million, a decrease from contract liabilities of $2.6 million, a decrease from other net operating assets of $1.9 million, a decrease from prepaid expenses of $3.4 million related to insurance and vendor prepayments, and a decrease from inventories of $2.0 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, offset by an increase from other assets of $1.0 million and an increase from accrued expenses and other current liabilities of $0.2 million. The noncash loss of $18.4 million primarily consisted of the loss on cancelation of warrants of $11.4 million, stock-based compensation expense of $4.1 million, and the loss on fair value of warrants of $1.0 million

Net cash used in operating activities for the three months ended March 31, 2024 was $20.5 million, consisting primarily of a net loss of $28.3 million, non-cash loss of $12.7 million described below, and a decrease in net operating assets of $4.9 million. The decrease in net operating assets was comprised of a decrease from accounts payable of $4.2 million, a decrease from contract liabilities of $0.4 million, a decrease from other net operating assets of $1.7 million, a decrease in accrued expenses and other current liabilities of $0.2 million and a decrease from inventories of $2.6 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, offset by an increase from accounts receivable of $2.1 million due to timing of customer payments, and an increase from prepaid expenses of $1.1 million related to insurance and vendor prepayments. The noncash loss of $12.7 million primarily consisted of the stock-based compensation expense of $5.1 million, depreciation and amortization of $4.6 million and the loss on fair value of warrants of $2.6 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

There was no cash provided by investing activities during the three months ended March 31, 2025.

Net cash provided by investing activities during the three months ended March 31, 2024 was $3.5 million, consisting of maturities of available-for-sale investment securities of $3.5 million.

We expect our capital expenditures to increase in 2025 compared to 2024 as we invest in printer capacity and related facilities for RPS.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $15.0 million, consisting of proceeds of $15.0 million from the issuance of the January Note and the February Note.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Velo3D’s unaudited condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report.

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

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2025 and 2024.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our unaudited condensed consolidated interim financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated interim financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023 and accounts receivable and contract assets as of and for the interim period ended March 31, 2025. These material weaknesses also resulted in adjustments to interest expense, debt – current portion, additional paid-in capital, warrant liabilities, contingent earnout liabilities and gain (loss) on fair value of contingent earnout liabilities, which were recorded prior to the issuance of the unaudited condensed consolidated interim financial statements as of and for the interim period ended March 31, 2025. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of March 31, 2025, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; and designing and implementing controls over the preparation and review of journal entries and account reconciliations. Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which is having a material adverse impact on our business.

As of March 31, 2025, the Company had approximately $3.9 million in cash and short-term investments and $4.7 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $16.4 million and $21.7 million in Secured and Convertible Notes as of March 31, 2025.

As described in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.

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

Risks Related to our Business and Industry

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Senior Secured Convertible Promissory Note, dated as of January 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2025)
10.2	Secured Guaranty, dated as of January 7, 2025 by Velo3D, Inc. in favor of Thieneman Properties, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 10, 2025)
10.3	Offer Letter, dated as of January 8, 2025, by and between Velo3D, Inc. and Arun Jeldi (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 10, 2025)
10.4

Senior Secured Convertible Promissory Note, dated as of February 10, 2025, between the Company and Thieneman Construction, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2025)

10.5

Secured Guaranty, dated as of February 10, 2025, by Velo3D US, Inc. in favor of Thieneman Construction, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2025)

10.6	Form of Exchange Agreement for the Highbridge Holders and the Anson Holders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2025)
10.7	Form of Exchange Agreement, dated February 21, 2025, for the High Trail Holders(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2025)
10.8	Form of Lock-Up Agreement, dated February 21, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2025)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Filed herewith.

† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Fremont, State of California.

VELO3D, INC.

Date: May 15, 2025	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer