Form 10-Q
period 2025-06-30
Velo3D, Inc.
filed 2025-08-06
CIK 1825079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Registrant’s telephone number, including area code

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

As of July 31, 2025, the registrant had 14,067,551 shares of common stock, $0.00001 per share outstanding.

i

Explanatory Note

Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:

●	“Legacy Velo3D” refer to Velo3D, Inc., a Delaware corporation, prior to the closing of the Merger;

●	“Merger” refer to the merger pursuant to that certain Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, a Cayman Islands exempted company (“JAWS Spitfire”), Legacy Velo3D and Spitfire Merger Sub, Inc., a Delaware corporation (“Merger Sub”), as amended by Amendment No. 1 to the Business Combination Agreement, dated as of July 20, 2021 (the “Business Combination Agreement”), whereby Merger Sub merged with and into Legacy Velo3D, with Legacy Velo3D surviving the merger as a wholly-owned subsidiary of the Company, on September 29, 2021;

●	“Velo3D” refer to Velo3D, Inc., a Delaware corporation (f/k/a JAWS Spitfire Acquisition Corporation, prior to its domestication), and its consolidated subsidiaries following the closing of the Merger;

●	“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and

●	“2024 Form 10-K” refers to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, our strategic realignment and related initiatives, our market opportunities, and our future financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following:

●	our ability to generate positive cash flow and liquidity sufficient to meet our operating needs and satisfy our obligations;

●	our market opportunity;

●	our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, raise financing in the near-term, fund our operating expenses, maintain relationships with customers and retain our key employees;

●	changes in applicable laws or regulations;

●	the inability to develop and maintain effective internal control over financial reporting;

●	our ability to service and comply with the terms of our indebtedness;

●	our ability to raise financing in the near-term and in the future;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	whether our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements and our ability to continue as a going concern;

●	the potential for our business development efforts to maximize the potential value of our portfolio;

●	regulatory developments in the United States and foreign countries;

●	the impact of laws and regulations;

●	our ability to successfully implement our strategic realignment and related initiatives;

●	our capital requirements and needs for additional financing;

●	our financial performance;

●	macroeconomic conditions, including economic downturns or recessions, inflation, interest rate fluctuations and supply chain shortages; and

●	other factors detailed under the section entitled “Risk Factors” herein and in Item 1A of our 2024 Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$854	$1,212
Accounts receivable, net	5,394	3,723
Inventories, net	38,417	49,953
Contract assets	1,448	500
Prepaid expenses and other current assets	2,783	2,336
Total current assets	48,896	57,724
Property and equipment, net	15,201	14,270
Equipment subject to operating lease, net	3,020	3,673
Other assets	11,441	13,513
Total assets	$78,558	$89,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,853	$18,538
Accrued expenses and other current liabilities	4,263	3,511
Debt – current portion	16,913	5,666
Contract liabilities	6,712	10,285
Total current liabilities	42,741	38,000
Long-term debt – less current portion	5,562	—
Contingent earnout liabilities	11	11
Warrant liabilities	13	2,167
Other noncurrent liabilities	8,696	9,338
Total liabilities	57,023	49,516
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value - 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 14,067,416 and 12,993,962 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	491,032	469,994
Accumulated other comprehensive loss	—	—
Accumulated deficit	(469,501)	(430,334)
Total stockholders’ equity	21,535	39,664
Total liabilities and stockholders’ equity	$78,558	$89,180

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
3D Printer	$12,082	$8,679	$19,605	$16,339
Recurring payment	70	292	70	762
Support services	1,359	1,373	3,149	3,029
Other	61	—	68	—
Total Revenue	13,572	10,344	22,892	20,130
Cost of revenue
3D Printer	13,994	10,744	21,534	20,138
Recurring payment	—	232	12	547
Support services	1,166	2,265	2,237	5,157
Total cost of revenue	15,160	13,241	23,783	25,842
Gross loss	(1,588)	(2,897)	(891)	(5,712)
Operating expenses
Research and development	2,845	4,545	5,120	9,588
Selling and marketing	1,619	4,273	2,831	9,082
General and administrative	6,037	8,805	15,168	17,588
Total operating expenses	10,501	17,623	23,119	36,258
Loss from operations	(12,089)	(20,520)	(24,010)	(41,970)
Interest expense	(1,572)	(5,463)	(2,642)	(9,360)
Gain (loss) on fair value of warrants	—	25,310	(1,044)	22,690
Gain on fair value of contingent earnout liabilities	—	1,824	—	1,387
Loss on warrant cancellation	—	—	(11,357)	—
Other expense, net	(6)	(1,327)	(17)	(1,233)
Loss before income taxes	(13,667)	(176)	(39,070)	(28,486)
(Provision) benefit for income taxes	(89)	4	(97)	—
Net loss	$(13,756)	$(172)	$(39,167)	$(28,486)

Net loss per share:
Basic	$(0.98)	$(0.30)	$(2.85)	$(53.31)
Diluted	$(0.98)	$(0.30)	$(2.85)	$(53.31)
Shares used in computing net loss per share:
Basic	14,041,712	565,026	13,721,680	534,381
Diluted	14,041,712	565,026	13,721,680	534,381

Net loss	$(13,756)	$(172)	$(39,167)	$(28,486)
Net unrealized holding gain on available-for-sale investments	—	42	—	94
Total comprehensive loss	$(13,756)	$(130)	$(39,167)	$(28,392)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(39,167)	$(28,486)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,725	2,707
Amortization of debt discount and deferred financing costs	2,559	8,281
Stock-based compensation	6,483	9,334
(Gain) loss on fair value of warrants	1,044	(22,690)
Gain on fair value of contingent earnout liabilities	—	(1,387)
Loss on warrant cancellation	11,357	—
Non-cash cost of issuance of common stock warrants on BEPO Offering	—	1,313
Loss on sale/disposal of fixed assets	2,777	—
Realized loss on available for sale securities	—	21
Changes in operating assets and liabilities
Accounts receivable	(1,671)	1,245
Inventories	5,691	3,891
Contract assets	(948)	(1,351)
Prepaid expenses and other current assets	(292)	1,871
Other assets	2,002	1,369
Accounts payable	(912)	(2,391)
Accrued expenses and other liabilities	2	(595)
Contract liabilities	(3,573)	(345)
Other noncurrent liabilities	(642)	(1,279)
Net cash used in operating activities	(13,565)	(28,492)
Cash flows from investing activities
Purchase of property and equipment	(1,799)	(8)
Sales of available-for-sale investments	—	2,474
Proceeds from maturity of available-for-sale investments	—	3,500
Net cash (used in) provided by investing activities	(1,799)	5,966
Cash flows from financing activities
Proceeds from secured convertible notes	15,000	—
Proceeds from BEPO Offering, net of issuance costs	—	10,675
Repayment of secured notes	—	(10,500)
Issuance of common stock upon exercise of stock options	—	315
Net cash provided by financing activities	15,000	490
Effect of exchange rate changes on cash and cash equivalents	6	4
Net change in cash and cash equivalents	(358)	(22,032)
Cash and cash equivalents and restricted cash at beginning of period	1,840	25,294
Cash and cash equivalents and restricted cash at end of period	$1,482	$3,262

Supplemental disclosure of cash flow information
Cash paid for interest	$750	$762
Supplemental schedule of non-cash investing and financing activities
Unpaid liabilities related to property and equipment	160	20
Transfer between inventory and property and equipment	3,404	—
Equipment for lease to customers returned to inventory	653	2,235

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$854	$2,462
Restricted cash (Other assets)	628	800
Total cash and cash equivalents and restricted cash	$1,482	$3,262

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2024	506,423	$2	$430,843	$(44)	$(385,351)	$45,450
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,351	—	30	—	—	30
Stock-based compensation	—	—	4,247	—	—	4,247
Issuance of common stock in connection with BEPO Offering, net	65,307	—	2,522	—	—	2,522
Net loss	—	—	—	—	(172)	(172)
Other comprehensive income	—	—	—	42	—	42
Balance as of June 30, 2024	574,081	$2	$437,642	$(2)	$(385,523)	$52,119

Balance as of March 31, 2025	14,015,517	$4	$488,623	$—	$(455,745)	$32,882
Issuance of common stock upon vesting of RSUs	51,898	—	—	—	—	—
Stock-based compensation	—	—	2,409	—	—	2,409
Net loss	—	—	—	—	(13,756)	(13,756)
Balance as of June 30, 2025	14,067,416	$4	$491,032	$—	$(469,501)	$21,535

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	492,223	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	8,609	—	315	—	—	315
Stock-based compensation	—	—	9,334	—	—	9,334
Issuance of common stock in connection with BEPO Offering, net	65,307	—	2,522	—	—	2,522
Net loss	—	—	—	—	(28,486)	(28,486)
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	7,942	—	—	—	—	—
Other comprehensive income	—	—	—	94	—	94
Balance as of June 30, 2024	574,081	$2	$437,642	$(2)	$(385,523)	$52,119

Balance as of December 31, 2024	12,993,962	$4	$469,994	$—	$(430,334)	$39,664
Issuance of common stock upon vesting of RSUs	83,295
Stock-based compensation	—	—	6,483	—	—	6,483
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	—	14,555
Net loss	—	—	—	—	(39,167)	(39,167)
Balance as of June 30, 2025	14,067,416	$4	$491,032	$—	$(469,501)	$21,535

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

The shares and net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “common stock”) before the 1-for-35 reverse stock split in 2024 and the 1-for-15 reverse stock split in 2025. All fractional shares were rounded.

Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company” refer to (i) Legacy Velo3D prior to the consummation of the Merger; and (ii) Velo3D and its consolidated subsidiaries following the consummation of the Merger.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s consolidated financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2025, or for any other interim period or for any other future year.

On June 10, 2024, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s board of directors (the “Board”). On June 10, 2024, the Board approved the reverse stock split at a ratio of 1-for-35 (the “2024 Reverse Stock Split”). On June 12, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split, effective as of June 13, 2024.

As a result of the 2024 Reverse Stock Split, every 35 shares of the Company’s common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the 2024 Reverse Stock Split were rounded up to the nearest whole share. The par value of the Company’s common stock was not adjusted as a result of the 2024 Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2024 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2024 Reverse Stock Split have been presented after giving effect to such adjustments.

On June 27, 2025, the stockholders of the Company, approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s Board. On July 18, 2025, the Board approved the reverse stock split at a ratio of 1-for-15 (the “2025 Reverse Stock Split”). On July 25, 2025, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the 2025 Reverse Stock Split, effective as of July 28, 2025.

As a result of the 2025 Reverse Stock Split, every 15 shares of the Company’s common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the 2025 Reverse Stock Split. Any fractional shares resulting from the 2025 Reverse Stock Split were rounded up to the nearest whole share. The par value of the Company’s common stock was not adjusted as a result of the 2025 Reverse Stock Split nor did it change the total number of the Company’s authorized shares of common stock. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2025 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2025 Reverse Stock Split have been presented after giving effect to such adjustments.

Delisting from the New York Stock Exchange (“NYSE”) and Trading on Over-the Counter (“OTC”)

On September 10, 2024, the Company received written notice from the NYSE that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market.

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $(469.5) million and cash and cash equivalents on hand of approximately $0.9 million.

Management believes that substantial doubt exists about the Company’s ability to continue as a going concern. As of the date of the issuance of these unaudited condensed consolidated interim financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the these unaudited condensed consolidated interim financial statements.

On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Notes with High Trail Investments ON LLC and HB SPV I Master Sub LLC, (“the Note Holders”). Pursuant to the Second Note Amendment, the Company agreed to make and made a cash payment of $5.0 million on April 1, 2024, to redeem approximately $4.2 million of aggregate principal amount of the Secured Notes, together with accrued and unpaid interest, and a cash payment of $5.5 million on April 15, 2024, to repay approximately $4.6 million of principal of the Secured Notes, together with accrued and unpaid interest. In connection with the Second Note Amendment, the Company issued to the Note Holders warrants to purchase 41,808 shares of the Company’s common stock that became exercisable 45 days after the original issuance date at an exercise price of $239.22 per share. The Note Holders may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

On April 10, 2024, the Company sold (such sale and issuance, the “BEPO Offering”) an aggregate of: (i) 65,307 shares of common stock and (ii) immediately exercisable warrants to purchase up to 65,307 shares of common stock at $183.75 per share. The offering price per share of common stock and accompanying warrant was $183.75 and resulted in gross proceeds to the Company of approximately $12 million. The Company used the net proceeds from the BEPO Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of portions of the Company’s Secured Notes.

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

On December 9, 2024, Arrayed Notes Acquisition Corp. (“Arrayed”), a subsidiary of Arrayed Additive, Inc. purchased the Senior Secured Notes due 2026 (the “Secured Notes”) from the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Secured Notes, and as a result of the December 2024 Exchange, became the owner of approximately 95% of the Company’s issued and outstanding common stock.

In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. The Company’s strategic review was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “January Note”) to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum and was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company made a payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the “February Note”) to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively, which become due on August 10, 2025 and September 20, 2025, respectively. The outstanding principal amount of the February Note is convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. The January Note and February Note are referred to herein collectively as the (the “Secured Convertible Notes”).

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

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2024 Form 10-K. During the six months ended June 30, 2025, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s condensed consolidated interim financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update contains amendments that require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The expected impact would only be to the financial statement disclosures. The Company is currently evaluating the impact of this accounting standard update on the Company’s condensed consolidated interim financial statements and related disclosures.

Licensing Revenue

Our revenue is partially derived from the licensing of computer software products and from their related maintenance contracts. We enter into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.

Revenue from perpetual licenses is classified as software license revenue. Software license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. Typically, our perpetual licenses are sold with post-contract support (“PCS”), which includes unspecified technical enhancements and customer support. We allocate value in bundled perpetual and PCS arrangements based on the standalone selling prices of the perpetual license and PCS. Revenue from PCS is classified as maintenance revenue and is recognized either (i) ratably over the term of the contract or (ii) as the customer support is used at a specified hourly rate, as we satisfy the PCS performance obligation.

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

Product Warranties

Our 3D printers are sold with a warranty period of typically one year from installation. After the warranty period, we generally offer service contracts that enable our customers to continue service and maintenance coverage. These service contracts are offered with various levels of support and options and are priced accordingly. One entitlement of our service contracts is our service engineers provide periodic preventive maintenance visits to customer sites. Additionally, we provide training to our partners to enable them to also perform these services. Another contract entitlement on certain printer models is proactive remote troubleshooting capability through the Company’s integrated platform. From time to time, we also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities. In some cases, we have discontinued upgrade support and maintenance agreements for certain of our older legacy printers.

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

Information by Segment and Geography

The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financial results as a single reportable segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity wide basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Specifically, our CODM uses consolidated net income to measure segment profit or loss, allocate resources of the Company as a whole, including investing in future development efforts, customer retention and acquisition, and assessing performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in condensed consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes, which are reflected in the unaudited condensed consolidated statements of comprehensive income (loss).

Equipment Subject to Operating Lease

We have updated certain naming conventions within our condensed consolidated interim financial statement descriptions to better reflect the nature of our leases. The line item previously labeled “Equipment on lease, net” has been renamed to “Equipment subject to operating lease, net”. Additionally, the related note disclosure has been revised to separately present (i) “Equipment on Lease”, and (ii) “Equipment available on lease”. These changes are intended to improve clarity and more accurately represent the composition and status of our equipment subject to operating lease.

For more information, see Note 7, Equipment Subject to Operating Lease, Net, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Our 3D printers subject to operating leases are classified using the following criteria:

	Equipment on Lease	Equipment Available for Lease
Revenue generation – under contract or not under contract but held for potential redeployment to existing or new customers	Yes (lease income active)	No (not on active lease)
Physical location – remains in a condition, location, and business context rendering it suitable for future lease arrangements	At customer site	At customer site, idle, or warehouse
Intended use – for third party customers and not for internal usage	On Lease	Available for Lease
Depreciation – the lesser of the useful life of the equipment or the contract period and annually tested for impairment	Yes, per original schedule	Yes, may accelerate if impaired

If the 3D printers does not meet the above criteria, the equipment is classified under property and equipment, net.

Revision of Previously Filed Financial Statements

During the second quarter of 2025, the Company discovered the initial research and development and sales and marketing operating expenses for the three months ended March 31, 2025, were incorrectly presented on the unaudited condensed consolidated statement of operations and comprehensive loss. The Company initially reported the research and development expenses under the sales and marketing financial statement line item and the sales and marketing expenses under the research and development financial statement line item in the operating expenses section of the unaudited condensed consolidated statement of operations and comprehensive loss. There was no impact to the total operating expenses, net loss or net loss per share on the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025.

The following table reflects the revisions to the previously issued unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Research and development	$1,212	$1,063	$2,275
Selling and marketing	$2,275	$(1,063)	$1,212

During the second quarter of 2025, the Company discovered that the cash paid for interest reported under the supplemental disclosure of cash flow information on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2025 was incorrect and should have been zero.

The following table reflects the revisions to the previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Cash paid for interest	$202	$(202)	$-

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net loss	$(13,756)	$(172)	$(39,167)	$(28,486)
Denominator:
Basic weighted average shares outstanding	14,041,712	565,026	13,721,680	534,381
Diluted weighted average shares outstanding	14,041,712	565,026	13,721,680	534,381

Net loss per share
Basic	$(0.98)	$(0.30)	$(2.85)	$(53.31)
Diluted	$(0.98)	$(0.30)	$(2.85)	$(53.31)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	For the Three and Six Months Ended June 30,
	2025	2024

Common stock warrants	36,892	207,417
Common stock options	9,971	20,808
Restricted stock units	303,577	36,384
Total potentially dilutive common share equivalents	350,440	264,609

Total potentially dilutive common share equivalents for the three and six months ended June 30, 2025 and 2024 excludes 41,444 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$379	$—	$—	$379
Total financial assets	$379	$—	$—	$379
Liabilities
Common stock warrant liabilities (Placement Agent Warrants) (ii)	$—	$—	$3	$3
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	6	6
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	4	4
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$24	$24

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$215	$—	$—	$215
Total financial assets	$215	$—	$—	$215
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (ii)	$—	$—	$1	$1
Common stock warrant liabilities (RDO Warrants) (ii)	—	—	90	90
Common stock warrant liabilities (Placement Agent Warrants) (ii)	—	—	16	16
Common stock warrant liabilities (2024 Private Warrants) (ii)	—	—	378	378
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	18	18
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	2	2
Common stock warrant liabilities (July 2024 Private Warrants) (ii)	—	—	865	865
Common stock warrant liabilities (August Inducement Warrants) (ii)	—	—	796	796
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,177	$2,177

(i)	Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(ii)	Included in warrant liabilities on the unaudited condensed consolidated balance sheets.

For more information regarding the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, and the BEPO Agent Warrants, July 2024 Private Warrants, August Inducement Warrants and the Contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2025	$—	$1	$11	$90	$16	$2	$378	$18	$865	$796
Change in fair value	—	(1)	—	55	(13)	(1)	176	(14)	441	402
Change due to exchange		—		(145)	—	(1)	(548)		(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	—	—
Change in fair value	—	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$10,891	$536	$—	$—	$—	$—	$—
Change in fair value	114	5	437	2,162	108	—	—	—	—	—
Fair value as of March 31, 2024	$241	$28	$1,893	$13,053	$644	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	—	—	6,321	9,020	446	—	—
Change in fair value	(217)	(23)	(1,824)	(11,016)	(544)	(5,948)	(6,784)	(336)	—	—
Fair value as of June 30, 2024	$24	$5	$69	$2,037	$100	$373	$2,236	$110	$—	$—

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

Note 5. Investments

Available-for-sale (“AFS”) Investments

There were no AFS investments as of June 30, 2025 and December 31, 2024.

There were no material realized gains or losses on AFS investments during the three and six months ended June 30, 2025 and June 30, 2024.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Trade receivables	$7,216	$7,130
Less: Allowances for credit losses	(1,822)	(3,407)
Total	$5,394	$3,723

Inventories, Net

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Raw materials	$30,024	$29,386
Work-in-progress	3,076	9,660
Finished goods	5,317	10,907
Total	$38,417	$49,953

The Company recorded $24.1 million and $27.1 million in inventory reserves related to the valuation of inventory as of June 30, 2025 and December 31, 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Prepaid insurance and other	$1,706	$1,724
Vendor prepayments	1,077	612
Total	$2,783	$2,336

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Computers and software	$2,525	$2,525
Lab equipment and other equipment	13,395	11,011
Furniture and fixtures	206	206
Leasehold improvements	13,379	13,312
Construction in progress	88	—
Total property, plant and equipment	29,593	27,054
Less accumulated depreciation and amortization	(14,392)	(12,784)
Property, plant and equipment, net	$15,201	$14,270

Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.8 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $1.7 million and $2.2 million, respectively.

Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Right of use assets	$7,838	$8,774
Net Investment in sales type lease	2,220	2,712
Non-current prepaid expenses and other assets	1,383	2,027
Total Other assets	$11,441	$13,513

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Accrued expenses	$1,759	$1,173
Accrued salaries and benefits	786	560
Lease liability – current portion	1,718	1,778
Total Accrued expenses and other current liabilities	$4,263	$3,511

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Lease liabilities – noncurrent portion	$7,620	$8,475
Other noncurrent liabilities	1,076	863
Total other noncurrent liabilities	$8,696	$9,338

Note 7. Equipment Subject to Operating Lease, Net

The equipment subject to operating leases to customers had a cost basis of $3.6 million and accumulated depreciation of $0.5 million as of June 30, 2025. The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of December 31, 2024.

The equipment subject to operating lease consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Equipment on Lease	$-	$—
Equipment Available for Lease	3,566	4,622
Total Equipment Subject to Operating Lease	$3,566	$4,622
Accumulated Depreciation	(546)	(949)
Total Equipment Subject to Operating Lease, Net	$3,020	$3,673

The total depreciation expense was $0 and $0.2 million included in cost of revenue for the three months ended June 30, 2025 and 2024, respectively. The total depreciation expense was $0 and $0.5 million included in cost of revenue for the six months ended June 30, 2025 and 2024, respectively.

Lease payments from customers consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Equipment on lease payments	$70	$292	$70	$762

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2025 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$7,838	$8,774
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,569	$1,612
Noncurrent (Other noncurrent liabilities)	7,583	8,361
Total operating lease liabilities	9,152	9,973
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$149	$142
Noncurrent (Other noncurrent liabilities)	37	114
Total financing lease liabilities	$186	$256
Total lease liabilities	$9,338	$10,229

There were no impairments recorded related to these assets as of June 30, 2025 and December 31, 2024.

Information about lease-related balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except years and percentages)		(In thousands, except years and percentages)
Operating lease expense	$578	$746	$1,156	$1,492
Financing lease expense	40	43	80	92
Short-term lease expense	45	40	86	108
Total lease expense	$663	$829	$1,322	$1,692
Cash paid for leases	$595	$752	$1,190	$1,498
Weighted – average remaining lease term – operating leases (years)	6.8	7.5	6.8	7.5
Weighted – average discount rate – operating leases	9.0%	8.9%	9.0%	8.9%

Maturity of operating lease liabilities as of June 30, 2025 are as follows:

Year Ending December 31,	(In thousands)
Remainder of 2025	$1,200
2026	2,430
2027	2,400
2028	2,490
2029	2,585
Thereafter	6,195
Total operating lease payments	$17,300
Less portion representing imputed interest	(8,148)
Total operating lease liabilities	$9,152
Less current portion	1,569
Long-term portion	$7,583

Note 9. Debt

Debt consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
January Note	$5,700	$—
February Note 1st Tranche	5,583	—
February Note 2nd Tranche	5,425	—
Secured Notes	5,767	5,666
Total	$22,475	$5,666
Debt – current portion	16,913	5,666
Long-term debt – less current portion	$5,562	$—

As of June 30, 2025, the Company’s debt consists of the Secured Notes, the January Note, and the February Note. The Company and Arrayed entered into a forbearance agreement where Arrayed forbore from taking any enforcement action as a result of the occurrences and/or continuation of any specified events of default. For a full description of these debt arrangements, see Note 9, Debt, in the audited consolidated financial statements included in the 2024 Form 10-K.

Convertible Secured Note

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company made a payment of $750,000, which fulfilled its obligations of interest owed through the aforementioned date. The Company continues to accrue interest on the principal amount of the January Note until such time it will be repaid. During the three and six months ended June 30, 2025, the Company incurred total interest expense of $0.8 million and $1.5 million, respectively, which is included in the carrying value of the January Note in the above table.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the time the amounts are received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively which become due on August 10, 2025 and September 20, 2025, respectively. If the February Notes is not paid on or prior to the aforementioned dates, the February Note will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into shares of the Company’s common stock, at a fixed conversion price of $1.00 per share. During the three months ended June 30, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.4 million and $0.4 million, respectively, which is included in the carrying value in the above table. During the six months ended June 30, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.6 million and $0.4 million, respectively, which is included in the carrying value in the above table.

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

The Secured Notes include terms that provide Arrayed seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contain redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features are settled in cash.

As of June 30, 2025, the unamortized discount was $0.2 million, which includes the difference between the principal and the Repayment Price. For the three and six months ended June 30, 2025, the Company incurred less than $0.1 million and $0.1 million in interest expense, respectively, related to the Secured Notes. The effective interest rate was 8.7% for the three and six months ended June 30, 2025.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, are as follows as of June 30, 2025:

(In thousands)
Remainder of 2025	$17,613
2026	6,122
Total	$23,735
Less: Amount of debt discount to be amortized subsequent to June 30, 2025	(231)
Less: Amount of interest to be accrued subsequent to June 30, 2025	(1,029)
Debt as of June 30, 2025	$22,475

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of June 30, 2025, we had 14,067,416 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

April 2024 Securities Purchase Agreement

On April 10, 2024, the Company entered into securities purchase agreements (the “BEPO Purchase Agreements”) with certain investors (collectively, the “Purchasers”). The BEPO Purchase Agreements relate to the sale and issuance, on a reasonable best efforts basis (collectively, the “BEPO Offering”), by the Company of an aggregate of: (i) 65,307 shares of the Company’s common stock and (ii) warrants to purchase up to 65,307 shares of common stock (the “BEPO Warrants”). The offering price per share of common stock and the exercise price of the accompanying BEPO Warrants is $183.75.

On April 12, 2024, the Company completed the BEPO Offering, resulting in gross proceeds to the Company of approximately $12 million. The Company used the net proceeds from the BEPO Offering primarily for funding working capital and capital expenditures and other general corporate purposes, including repayment of a portion of the Company’s Secured Notes.

In connection with the BEPO Offering, on April 10, 2024, the Company also entered into a placement agency agreement (the “BEPO Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “BEPO Placement Agent”). Pursuant to the terms of the BEPO Placement Agency Agreement, the BEPO Placement Agent agreed to arrange for the sale of the shares of common stock and the warrants. The Company paid the BEPO Placement Agent a cash fee equal to 7.0% of the aggregate purchase price paid by the Purchasers in connection with sales and reimbursed the BEPO Placement Agent for certain of its expenses in an aggregate amount of $150,000. In addition, the Company issued Placement Agent warrants (the “BEPO Agent Warrants”) to purchase such number of shares of common stock equal to 5.0% of the aggregate number of shares of common stock sold in the BEPO Offering, or an aggregate of 3,266 shares of common stock. The BEPO Agent warrants are exercisable immediately upon issuance and have substantially the same terms as the BEPO Warrants, except that the BEPO Agent Warrants have an exercise price of $202.125 per share (representing 110% of the offering price per share of common stock and accompanying warrant) and will expire five years from the commencement of the sales pursuant to the BEPO Offering.

February 2025 Securities Purchase Agreement

On February 24, 2025, the Company entered into Warrant Exchange Agreements (the “February Warrant Exchange Agreements”) with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 60,150 registered warrants issued in April 2024 and an aggregate of 99,048 registered warrants issued in August 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 151,808 unregistered warrants issued in April 2024 and July 2024, and an aggregate of 19,048 registered warrants issued in December 2023, for an aggregate of 990,159 shares (the “Acquired Shares”) of Company’s common stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	June 30,	December 31,
	2025	2024
	(share data)
Common stock warrants	36,892	366,946
Shares available for future grant under 2021 Equity Incentive Plan	—	46,456
Reserved for At-the-Market offering	5,383	5,383
Reserved for employee stock purchase plan	148,897	18,958
Total shares of common stock reserved	191,172	437,743

In February 2023, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Needham & Company, LLC (“Needham”), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 38,096 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During six months ended June 30, 2025, the Company sold no shares pursuant to the ATM sales agreement.

In April 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 24,612 shares of common stock for issuance under the 2021 EIP and 4,917 shares of common stock for issuance under the 2021 ESPP.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of June 30, 2025 and December 31, 2024.

Common Stock Warrant Liabilities

In connection with the BEPO Offering, the Company issued BEPO Warrants to purchase up to an aggregate of 65,307 shares of common stock. The BEPO Warrants are immediately exercisable at an exercise price of $183.75 per share and will expire on the five year anniversary of the date of issuance. In connection with the BEPO Placement Agency Agreement, we also issued BEPO Agent Warrants to purchase up to 3,266 shares of common stock. The BEPO Agent Warrants are exercisable at an exercise price of $202.125 per share and will expire on the five year anniversary of the date of issuance.

In connection with the Second Note Amendment, on April 1, 2024, the Company also entered into a letter agreement (the “Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants (the “2024 Private Warrants”) to purchase up to an aggregate of 41,808 shares of Common Stock. The 2024 Private Warrants became exercisable 45 days after the original issuance date (the “Initial Exercise Date”), are exercisable at an exercise price of $199.35 per share and will expire on the one year anniversary of the later of (i) the Initial Exercise Date and (ii) the date on which the Resale Registration Statement (as defined in the Letter Agreement) is declared effective by the SEC. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

In connection with the Third Note Amendment, on July 1, 2024, the Company also entered into a letter agreement with the Investors pursuant to which the Company issued to the Investors warrants (the “July 2024 Private Warrants”) to purchase up to an aggregate of 110,000 shares of Common Stock. The July 2024 Private Warrants became exercisable 45 days after the original issuance date, are exercisable at an exercise price of $37.50 per share and will expire on the five year anniversary of the issuance date. The Investors may exercise the 2024 Private Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The July 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

On August 12, 2024, the Company entered into a warrant inducement with certain warrant holders. Pursuant to the Inducement Agreement, the holders of the Existing Warrants agreed to reduce the exercise price of their Existing Warrants totaling 49,524, from $296.70 per share to $34.20 per share. Additionally, the Company agreed to issue registered warrants with an exercise price of $34.20 per share to purchase 99,048 shares of Common Stock (the “August Inducement Warrants”) and will expire on the five year anniversary of the issuance date. The August Inducement Warrants may also be exercised on a cashless basis under certain circumstances.

Warrants to purchase an equal number of shares of common stock of 36,892 and 366,946 were exercisable as of June 30, 2025 and December 31, 2024, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	June 30, 2025
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants - Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public Warrants – Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	134	$1,344.00
Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	3,429	$326.29
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	5,157	$183.75
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	3,266	$202.13
			36,892

	December 31, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants - Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public warrants – Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant – Common Stock	07/25/2022	07/24/2034	134	$1,344.00
RDO Warrants - Common Stock	12/29/2023	12/29/2028	19,048	$299.25
2023 Placement Agent Warrants - Common Stock	12/29/2023	12/29/2028	3,429	$326.29
2024 Private Warrants - Common Stock	4/1/2024	5/16/2025	41,808	$199.35
BEPO Warrants - Common Stock	4/12/2024	4/12/2029	65,307	$183.75
BEPO Agent Warrants - Common Stock	4/12/2024	4/12/2029	3,266	$202.13
July 2024 Private Warrants - Common Stock	7/01/2024	7/01/2029	110,000	$37.50
August Inducement Warrants - Common Stock	8/13/2024	08/12/2029	99,048	$34.20
			366,946

Warrant Liabilities – Fair Value

The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for as a reverse recapitalization. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with Silicon Valley Bank. See Note 9, Debt, in the notes to consolidated financial statements included in the 2024 Form 10-K.

The liabilities associated with the Private Placement Warrants, 2022 Private Warrants, RDO Warrants, Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and six months ended June 30, 2025 and June 30, 2024. See Note 4, Fair Value Measurements, in this Report for liability classified warrants recorded at fair value.

Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $6,037.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $1,344.00 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $299.25 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $326.25 per warrant share . The RDO Warrants and 2023 Placement Agent Warrants are exercisable until December 29, 2028 and allows cashless exercise in whole or part.

Private Placement Warrants – Fair Value Assumptions

The fair value of the private placement common stock warrant liability was $0 as of June 30, 2025 and December 31, 2024, as the publicly traded price was $0.00 as of June 30, 2025 and December 31, 2024. The assumptions used in the Monte Carlo simulation model for the recurring valuation of the private placement common stock warrant liability were as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$—	$—
Expected volatility	—%	—%
Risk-free interest rate	—%	—%
Dividend rate	—%	—%
Expected Term (years)	—	—

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

2022 Private Warrants, RDO Warrants, 2023 Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrants, the RDO Warrants, and the 2023 Placement Agent Warrants liabilities were as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$7.20	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.1%	4.3%
Dividend rate	—%	—%
Expected Term (years)	3.50	4.00

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

2024 Private Warrants, - Fair Value Assumptions

The fair value of the 2024 Private Warrant Liability was $0 and $2,007 as of June 30, 2025 and December 31, 2024, respectively, as the warrants expired on May 16, 2025. The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$—	$10.20
Expected volatility	—%	191.6%
Risk-free interest rate	—%	4.2%
Dividend yield	—%	—%
Expected Term (years)	—	0.37

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

BEPO Warrants, BEPO Agent Warrant - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$7.20	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.1%	4.4%
Dividend yield	—%	—%
Expected Term (years)	3.78	4.28

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

August Inducement Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the August Inducement Warrant liabilities were as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$7.20	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	4.2%	4.4%
Dividend yield	—%	—%
Expected Term (years)	4.12	4.62

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

July 2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the July 2024 Private Warrant liabilities were as follows:

	As of June 30, 2025	As of December 31, 2024
Current stock price	$7.20	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	3.9%	4.4%
Dividend yield	—%	—%
Expected Term (years)	4.00	4.50

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 41,444 shares of common stock (the “Earnout Shares”), which is based on two tranches of 20,722 per tranche. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock Based Compensation, for further discussion.

See Note 4, Fair Value Measurements, in this Report for the liability for contingent earnout liabilities carried at fair value for the six months ended June 30, 2025 and 2024.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of June 30, 2025	As of December 31, 2024
Current stock price	$7.20	$10.20
Expected volatility	161.2%	161.2%
Risk-free interest rate	4.2%	4.2%
Dividend yield	—%	—%
Expected Term (years)	1.25	1.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2025, the Company had a remaining allocated reserve of 0 shares of its common stock for issuance under its 2021 EIP, which provides for the granting of stock options, RSUs and stock appreciation rights to employees, directors, and consultants of the Company. As of June 30, 2025, the Company had an allocated reserve of 148,897 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2025, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2023	25	$320.25	6.2
Granted	—	$—
Exercised	(3)	$94.50
Forfeited or expired	(1)	$426.45
Outstanding as of June 30, 2024	21	$352.95	5.9
Options vested and expected to vest as of June 30, 2024	21	$352.95
Vested and exercisable as of June 30, 2024	21	$356.40

Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$166.70
Outstanding as of June 30, 2025	4	$1,022.11	4.8
Options vested and expected to vest as of June 30, 2025	4	$1,022.11
Vested and exercisable as of June 30, 2025	4	$1,022.11

As of June 30, 2025 and December 31, 2024, there is no aggregate intrinsic value of options outstanding.

As of June 30, 2025, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of less than a year.

For the six months ended June 30, 2025, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of June 30, 2025 and 2024 and their activity during the six months ended June 30, 2025 and 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2023	38	$1,020.00	$7,940
Granted	9	124.50	—
Released	(5)	1,223.10	—
Cancelled	(5)	1,003.20	—
Balance as of June 30, 2024	37	$766.95	$1,812
Expected to vest as of June 30, 2024	37	$766.95	$1,812

Balance as of December 31, 2024	13	$714.30	$132
Granted	1,070	11.05	—
Released	(104)	28.07	—
Cancelled	(90)	30.91	—
Balance as of June 30, 2025	889	$16.51	$6,400
Expected to vest as of June 30, 2025	889	$16.51	$6,400

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of June 30, 2025, there was $13.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 3.1 years. As of June 30, 2024, there was $24.6 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Restricted stock units	$1,834	$3,101	$5,425	$6,930
Stock options	1	39	5	99
Earnout shares–employees	574	1,107	1,053	2,305
	$2,409	$4,247	$6,483	$9,334

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cost of 3D Printer	$474	$269	$613	$658
Cost of Support services	125	138	194	333
Research and development	613	1,130	1,256	2,680
Selling and marketing	368	862	607	1,916
General and administrative	829	1,848	3,813	3,747
	$2,409	$4,247	$6,483	$9,334

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and six months ended June 30, 2025, and 2024 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the unaudited condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of June 30, 2025, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $4.4 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2025. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company has paid all matching contributions as of June 30, 2025.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
	(as a percentage)
Customer 1	30.5%	—%	18.1%	<10%	—%	—%
Customer 2	20.1%	<10%	15.9%	<10%	<10%	<10%
Customer 3	14.6%	24.0%	20.6%	25.4%	<10%	<10%
Customer 4	<10%	—%	14.3%	<10%	<10%	—%
Customer 5	<10%	26.5%	<10%	20.1%	<10%	<10%
Customer 6	—%	16.0%	—%	<10%	—%	<10%
Customer 7	<10%	11.4%	<10%	<10%	<10%	<10%
Customer 8	<10%	<10%	<10%	<10%	17.3%	—%
Customer 9	—%	—%	—%	—%	12.8%	12.9%
Customer 10	—%	—%	—%	—%	<10%	10.8%
Customer 11	—%	<10%	—%	<10%	—%	18.2%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Americas	$10,731	$10,103	$19,020	$19,476
Europe	2,748	176	3,684	501
Other	93	65	188	153
Total	$13,572	$10,344	$22,892	$20,130

Contract Assets and Liabilities

There was $0.4 million and $0.9 million of revenue recognized during the three and six months ended June 30, 2025, respectively, included in contract liabilities as of December 31, 2024. The amount of revenue recognized during the three and six months ended June 30, 2024 included in contract liabilities as of December 31, 2023 was $0.8 million and $1.6 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjusts the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result of a change in estimation. There was no revenue related to variable consideration during the three months ended June 30, 2025 and 2024. There was no revenue related to variable consideration during the six months ended June 30, 2025 and 2024.

Note 16. Momentus Master Service Agreement

On April 12, 2025, the Company entered into a Master Service Agreement (“MSA”) with Momentus, Inc. (“Momentus”). Under the terms of the MSA, for a period of five years, Velo3D will provide consulting and parts production through Velo3D’s Rapid Production Solutions (“RPS”) offering. Momentus is entitled to services equal to the equivalent capacity of two Velo3D Sapphire XC 3D metal printers (or successor or comparable printers) (the “Equivalent Capacity”). Momentus will have first priority to utilize the Equivalent Capacity, and Velo3D will ensure the Equivalent Capacity is available for use as and when required by Momentus. If and when the Equivalent Capacity is not utilized by Momentus, Velo3D may use the Equivalent Capacity to provide services to other customers. Services to be provided under the MSA will be detailed in individual Statements of Work issued by Momentus and accepted by the Company from time to time, specifying the scope, pricing, and delivery schedule for the applicable goods and services

On April 14, 2025, Momentus issued an aggregate of 477,455 shares of Class A Common Stock and 673,408 shares of non-voting Momentus Series A Convertible Preferred Stock, par value 0.00001 per share for goods and services that will be delivered over the term of the MSA. Each share of Momentus Series A Convertible Preferred Stock is convertible into ten shares of Class A Common Stock, subject to the limitations in the Momentus Certificate of Designations of Preferences, Rights and Limitations of Momentus Series A Convertible Preferred Stock, including that Velo3D hold no more than 9.99% of the outstanding shares of Momentus’ Common Stock at any time.

Furthermore, pursuant to the Momentus Certificate of Designations, the Momentus Series A Convertible Preferred Stock may not be converted into shares of Momentus’ Class A Common Stock if conversion would result in the issuance, in the aggregate with all previous issuances of shares of Momentus’ Common Stock, of greater than 19.9% of the amount of Momentus’ Class A Common Stock outstanding immediately preceding the date of the MSA without first obtaining stockholder approval in compliance with the rules of the Nasdaq Stock Market.

Under the MSA, Velo3D promised to use commercially reasonable efforts to sell shares of Momentus Class A Common Stock to establish a prepaid reserve (“Prepaid Reserve”) to hold the net proceeds derived from the sale of Momentus Class A Common Stock. Unless otherwise provided in the Statement of Work, Service Fees will be deducted from the amount of Prepaid Reserve.

The MSA includes a refund provision (“Refund Provision”) pursuant to which during the period beginning on the Effective Date and ending on each one year anniversary of the Effective Date, Momentus shall receive 20% of $3,000,000 less Service Fees for Services performed during such period, and for each one year period beginning on the one year anniversary of the Effective Date for the term of the MSA, Momentus shall receive 50% of $3,000,000 less Service Fees for Services performed during each such period. The amount in the Prepaid Reserve shall be reduced by the same amounts paid to Momentus.  Such payments shall be made quarterly throughout the term of the MSA within 30 days following the end of each such quarter; provided however that if the Prepaid Reserve is not sufficient to settle the full amount of such payments when due, such amounts will be paid as soon as funds are deposited into the Prepaid Reserve.  Velo3D shall use commercially reasonable efforts to sell a sufficient number of shares of Momentus Common Stock such that the Prepaid Reserve has sufficient funds to make payments required by this MSA and to cover the Service Fees for the Services requested by Momentus under the MSA.

In the event the MSA is terminated, the number of shares that remain unsold by Velo3D shall be forfeited by Velo3D and cancelled by Momentus. Any funds in the Prepaid Reserve and work product shall be returned to the respective parties.

The Company evaluated the MSA to determine whether any embedded feature of the MSA potentially qualifies as a derivative required to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging. The Refund Provision clause requires the Company to refund a portion of the share-based consideration received if services are not rendered, with the refund amount limited to the lesser of a specified threshold or the net proceeds from the sale of Momentus shares. Management determined that the Refund Provision is required to be bifurcated from the MSA and accounted for separately as a derivative liability. However, based on a valuation analysis as of June 30, 2025, the fair value of the embedded derivative was determined to be de minimis. Accordingly, no separate recognition of the embedded derivative was made in the unaudited condensed consolidated interim financial statements.

The Company has evaluated the accounting treatment for the equity received under the MSA with Momentus and determined that the arrangement does not currently meet the criteria to be accounted for under ASC 606 as the Company cannot identify the specific goods and services to be transferred or the related payment terms. The Company will reassess the accounting for the MSA upon the execution of a Statement of Work. For the three and six months ended June 30, 2025, no revenue related to this MSA has been recognized.

Note 17. Subsequent Events

Subsequent events were evaluated through the filing date of this Form 10-Q, and no events requiring adjustment or disclosure were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Forward-looking Statements” herein. During the fiscal year ended December 31, 2024, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Notes 1 and 16 to the unaudited condensed consolidated interim financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

Overview

We seek to fulfill the promise of additive manufacturing, also referred to as 3D printing (“AM”), to deliver breakthroughs in performance, cost, and lead time in the production of high-value metal parts.

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

Recent Developments

Recent Debt and Equity Transactions and Change in Majority Ownership

On December 24, 2024, the Company and Arrayed Note Acquisition Corp., a subsidiary of Arrayed Additive, Inc. (“Arrayed”), entered into a debt for equity exchange transaction where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes (the “Notes”) plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Secured Notes, and as a result of the December 2024 Exchange, became, at the time of the transaction, the owner of approximately 95% of our issued and outstanding common stock.

On February 24, 2025, the Company entered into February Warrant Exchange Agreements with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 60,150 registered warrants issued in April 2024 and an aggregate of 99,048 registered warrants issued in August 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 151,808 unregistered warrants issued in April 2024 and July 2024, and an aggregate of 19,048 registered warrants issued in December 2023, for an aggregate of 990,159 shares (the “Acquired Shares”) of Company’s common stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “January Note”) to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $23.40 per share. On April 7, 2025, the Company made a payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the “February Note”) to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, (the first tranche and second tranche were received by the Company on February 10, 2025 and March 20, 2025, respectively), in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible into shares of the Company’s common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $15.00 per share.

2025 Reverse Stock Split

Effective July 28, 2025, we implemented a 1-for-15 reverse stock split of our issued and outstanding common stock. The reverse stock split was effected by the filing of a certificate of amendment (the “Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware, without any change to par value or the number of authorized shares of common stock. The Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded up to the next whole share. All share and per share amounts of our common stock listed in this Quarterly Report have been adjusted, as applicable, to give effect to the reverse stock split.

See Note 2, Summary of Significant Accounting Policies, for additional information on the 2025 reverse stock split in the notes to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, management believes that substantial doubt exists about the Company’s ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. The Company will need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

Amendment to Company’s Certificate of Incorporation allowing stockholders to act by written consent

On June 27, 2025, the stockholders of the Company, approved an amendment (“the Written Consent Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation’), to remove Section 1 of Article VIII of the Certificate of Incorporation, which prohibited stockholder action by written consent without a stockholder meeting. On July 1, 2025, the Written Consent Amendment was filed with the Secretary of State of the State of Delaware. As a result of the Written Consent Amendment, stockholders will be permitted to act by written consent to the extent permitted under the General Corporation Law of the State of Delaware.

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

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue ($ in millions)	$14	$10	$23	$20
Bookings ($ in millions)	$12	$5	$20	$22
Backlog ($ in millions)	$16	$17	$16	$17

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended June 30, 2025 and 2024, sales to the top three customers accounted for 65.2% and 66.4%, respectively, of our revenue. Of the top three customers for the three months ended June 30, 2025, two customers were different from the top three customers for the comparable period in 2024. For the six months ended June 30, 2025 and 2024, sales to the top three customers accounted for 54.6% and 53.7%, respectively, of our revenue. Of the top three customers for the six months ended June 31, 2025, two customers were different from the top three customers for the comparable period in 2024.

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

Rapid Production Solutions (“RPS”) - RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to manufacture custom metal components in order to accelerate path to production for our customers. RPS revenue is included under 3D Printer revenue.

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

Cost of RPS includes cost of raw materials, typically metal powder feedstock, direct and indirect labor, depreciation of 3D printers and other related equipment and facilities, utilities such as electricity and specialty gases, shipping costs and other directly associated costs. Cost of RPS is included under 3D Printer cost of revenue.

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

Loss on warrant cancellation

Loss on warrant cancellation relates to the loss recognized in conjunction with the February 2025 Warrant Exchange Agreements.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets, transaction costs related to the warrant inducement transaction and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2025 and 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$12,082	$8,679	$3,403	39.2%
Recurring payment	70	292	(222)	(76.0)%
Support services	1,359	1,373	(14)	(1.0)%
Other	61	—	61	100.0%
Total Revenue	13,572	10,344	3,228	31.2%
Cost of revenue
3D Printer	13,994	10,744	3,250	30.2%
Recurring payment	—	232	(232)	(100.0)%
Support services	1,166	2,265	(1,099)	(48.5)%
Total cost of revenue	15,160	13,241	1,919	14.5%
Gross loss	(1,588)	(2,897)	1,309	(45.2)%
Operating expenses
Research and development	2,845	4,545	(1,700)	(37.4)%
Selling and marketing	1,619	4,273	(2,654)	(62.1)%
General and administrative	6,037	8,805	(2,768)	(31.4)%
Total operating expenses	10,501	17,623	(7,122)	(40.4)%
Loss from operations	(12,089)	(20,520)	8,431	(41.1)%
Interest expense	(1,572)	(5,463)	3,891	(71.2)%
Gain on fair value of warrants	—	25,310	(25,310)	(100.0)%
Gain on fair value of contingent earnout liabilities	—	1,824	(1,824)	(100.0)%
Other expense, net	(6)	(1,327)	1,321	(99.5)%
Loss before (provision) benefit for income taxes	(13,667)	(176)	(13,491)	7665.3%
(Provision) benefit for income taxes	(89)	4	(93)	(2325.0)%
Net loss	$(13,756)	$(172)	$(13,584)	7897.7%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
3D Printer sales	$12,082	89.0%	$8,679	83.9%	$3,403	39.2%
Recurring payment	70	0.5%	292	2.8%	(222)	(76.0)%
Support services	1,359	10.0%	1,373	13.3%	(14)	(1.0)%
Other	61	0.5%	—	—	61	100.0%
Total Revenue	$13,572	100.0%	$10,344	100.0%	$3,228	31.2%

Total revenue for the three months ended June 30, 2025 and 2024 was $13.6 million and $10.3 million, respectively, an increase of $3.2 million, or 31.2%.

3D Printer sales were $12.1 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $3.4 million. The increase in revenue was primarily attributed to the product mix and the number of systems sold. The 3D Printer sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was less than $0.1 million for the three months ended June 30, 2025 and $0.3 million for the three months ended June 30, 2024. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions.

Our Support Services revenue was $1.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of less than $0.1 million. Support Services revenue remained consistent primarily due to services provided to customers.

Other revenue was less than $0.1 million and $0.0 for the three months ended June 30, 2025 and 2024, respectively.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended June 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$13,994	92.3%	$10,744	81.1%	$3,250	30.2%
Cost of Recurring Payment	—	—	232	1.8%	(232)	(100.0)%
Cost of Support Services	1,166	7.7%	2,265	17.1%	(1,099)	(48.5)%
Total Cost of Revenue	$15,160	100.0%	$13,241	100.0%	$1,919	14.5%

Total cost of revenue for the three months ended June 30, 2025 and 2024 was $15.2 million and $13.2 million, respectively, an increase of $1.9 million, or 14.5%.

Cost of 3D Printers was $14.0 million and $10.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $3.3 million was due to the higher overhead and labor absorption to manufacture the systems which were started in 2024 and sold in 2025 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. We expect the cost to manufacture new systems in 2025 to improve as a result of overhead and fixed cost reduction efforts implement in late 2024.

Cost of Recurring Payment was $0.0 and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of $0.2 million was primarily due to a decrease in depreciation of the equipment subject to operating lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the three months ended June 30, 2025, compared to the three months June 30, 2024.

Cost of Support Services was $1.2 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Cost of Support Services decreased by $1.1 million, due to reliability improvement efforts that the Company undertook in 2024 leading to lower field service engineering labor and overhead in June 30, 2025, compared to June 30, 2024. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system reliability improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 111.7% and 128.0% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by product mix and improvements in the average selling price of 3D Printers.

We may experience increasing component costs from our suppliers due to international tariffs and our current financial situation. We are currently unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue and will continue to negatively impact our cost of revenue until our financial conditions improve and costs associated with tariffs ease.

Gross Profit and Gross Margin

Total gross profit (loss) was $(1.6) million and $(2.9) million for the three months ended June 30, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was (11.7)% and (28.0)% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit for the three months ended June 30, 2025 was primarily attributable to product mix and improvements in the average selling price of 3D Printers, offset by the historical higher manufacturing cost of systems started in 2024 but sold in 2025 during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Our gross profit and gross margin are influenced by a number of factors, including:

●	Product mix of Sapphire, and Sapphire XC systems;

●	Average selling prices for our systems;

●	Trends in materials and shipping costs;

●	Production volumes that may impact factory overhead absorption;

●	System reliability performance; and

●	Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services.

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial conditions improve.

Research and Development Expenses

Research and development expenses were $2.8 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1.7 million. The decrease in research and development expenses was driven by a $1.0 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.5 million in stock-based compensation, a decrease of $0.2 million in research and development expenses.

We expect research and development costs to remain at similar levels for the remainder of 2025 due to the maturation of our Sapphire family of systems and certain investments in improvements current product line and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $1.6 million and $4.3 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $2.7 million. The decrease was attributable to a decrease of $2.2 million in headcount, salaries and employee-related expenses, and a $0.5 million decrease in stock-based compensation. Marketing costs and initiatives spending remained consistent for three months ended June 30, 2025 and 2024.

We expect selling and marketing expenses to increase for the remainder of 2025 as we re-engage with key customers and drive RPS traction. During the remainder of 2025, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $6.0 million and $8.8 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $2.8 million. The decrease was attributable to a decrease of $0.6 million in headcount, salaries and employee-related expenses, a $1.0 million decrease in stock-based compensation, and a decrease of $1.2 million in legal, professional fees and general and administrative expenses.

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

Interest Expense

Interest expense was $1.6 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively, due to the reduction in Senior Secured Notes and offset by the issuance of the Secured Convertible Notes.

We expect our interest expense will continue to decrease as a result of our reduced debt.

Gain (loss) on Fair Value of Warrants

The gain on fair value of warrants was $0.0 and $25.3 million for the three months ended June 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was $0.0 and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price.

Other Income (Expense), Net

Other income (expense), net was less than $(0.1) million and $(1.3) million for the three months ended June 30, 2025 and 2024, respectively.

Income Taxes

No provision for federal and state income taxes was recorded for both the three months ended June 30, 2025 and 2024 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2025 and December 31, 2024.

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

Comparison of the Six Months Ended June 30, 2025 and 2024:

The following table summarizes our historical results of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer	$19,605	$16,339	$3,266	20.0%
Recurring payment	70	762	(692)	(90.8)%
Support services	3,149	3,029	120	100.0%
Other	68	—	68	—
Total Revenue	22,892	20,130	2,762	13.7%
Cost of revenue
3D Printer	21,534	20,138	1,396	6.9%
Recurring payment	12	547	(535)	(97.8)%
Support services	2,237	5,157	(2,920)	(56.6)%
Total cost of revenue	23,783	25,842	(2,059)	(8.0)%
Gross loss	(891)	(5,712)	4,821	(84.4)%
Operating expenses
Research and development	5,120	9,588	(4,468)	(46.6)%
Selling and marketing	2,831	9,082	(6,251)	(68.8)%
General and administrative	15,168	17,588	(2,420)	(13.8)%
Total operating expenses	23,119	36,258	(13,139)	(36.2)%
Loss from operations	(24,010)	(41,970)	17,960	(42.8)%
Interest expense	(2,642)	(9,360)	6,718	(71.8)%
Gain (loss) on fair value of warrants	(1,044)	22,690	(23,734)	(104.6)%
Gain on fair value of contingent earnout liabilities	—	1,387	(1,387)	(100.0)%
Loss on warrant cancellation	(11,357)	—	(11,357)	—
Other expense, net	(17)	(1,233)	1,216	(98.6)%
Loss before (provision) benefit for income taxes	(39,070)	(28,486)	(10,584)	37.2%
(Provision) benefit for income taxes	(97)	—	(97)	—
Net loss	$(39,167)	$(28,486)	$(10,681)	37.5%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
3D Printer sales	$19,605	85.6%	$16,339	81.2%	$3,266	20.0%
Recurring payment	70	0.3%	762	3.8%	(692)	(90.8)%
Licensing	3,149	13.8%	3,029	15.0%	120	100.0%
Support services	68	0.3%	—	—	68	—
Total Revenue	$22,892	100.0%	$20,130	100.0%	$2,762	13.7%

Total revenue for the six months ended June 30, 2025 and 2024 was $22.9 million and $20.1 million, respectively, an increase of $2.8 million, or 13.7%.

3D Printer sales were $19.6 million and $16.3 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $3.3 million. The increase in revenue was primarily attributed to product mix and the number of systems sold. The 3D Printer sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was less than $0.1 million for the six months ended June 30, 2025 and $0.8 million for the six months ended June 30, 2024. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions.

Our Support Services revenue was $3.1 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $0.1 million. The increase in Support Services revenue was primarily due to services provided to customers as a result of the increased installed base.

Other revenue was less than $0.1 million and $0.0 for the six months ended June 30, 2025 and 2024, respectively.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Six Months Ended June 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers	$21,534	90.5%	$20,138	77.9%	$1,396	6.9%
Cost of Recurring Payment	12	0.1%	547	2.1%	(535)	(97.8)%
Cost of Support Services	2,237	9.4%	5,157	20.0%	(2,920)	(56.6)%
Total Cost of Revenue	$23,783	100.0%	$25,842	100.0%	$(2,059)	(8.0)%

Total cost of revenue for the six months ended June 30, 2025 and 2024 was $23.8 million and $25.8 million, respectively, a decrease of $2.1 million, or 8.0%.

Cost of 3D Printers was $21.5 million and $20.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.4 million was due to the higher overhead and labor absorption to manufacture the systems which were started in 2024 and sold in 2025, offset by the product mix and decrease in the number of systems sold, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The Cost of 3D Printer also included cost for printed parts and consumables.

Cost of Recurring Payment was less than $0.1 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $0.5 million was primarily due to a decrease in depreciation of the equipment subject to operating lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the six months ended June 30, 2025, compared to the six months June 30, 2024.

Cost of Support Services was $2.2 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively. Cost of Support Services decreased by $2.9 million, due to reliability improvement efforts that the Company undertook in 2024 leading to lower field service engineering labor and overhead in June 30, 2025, compared to June 30, 2024. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system reliability improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 103.9% and 128.4% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by product mix and improvements in the average selling price of 3D Printers.

We may experience increasing component costs from our suppliers due to international tariffs and our current financial situation. We are currently unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue and will continue to negatively impact our cost of revenue until our financial conditions improve and costs associated with tariffs ease.

Gross Profit and Gross Margin

Total gross profit (loss) was $(0.9) million and $(5.7) million for the six months ended June 30, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was (3.9)% and (28.4)% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit for the six months ended June 30, 2025 was primarily attributable to product mix and improvements in the average selling price of 3D Printers, offset by the historical higher manufacturing cost of systems started in 2024 but sold in 2025 during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Our gross profit and gross margin are influenced by a number of factors, including:

●	Product mix of Sapphire, and Sapphire XC systems;

●	Average selling prices for our systems;

●	Trends in materials and shipping costs;

●	Production volumes that may impact factory overhead absorption;

●	System reliability performance; and

●	Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services.

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial conditions improve.

Research and Development Expenses

Research and development expenses were $5.1 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $4.5 million. The decrease in research and development expenses was driven by a $2.5 million decrease in headcount, salaries and employee-related expenses, a decrease of $1.4 million in stock-based compensation, a decrease of $0.6 million in other research and development expenses.

We expect research and development costs to remain at similar levels for the remainder of 2025 due to the maturation of our Sapphire family of systems and certain investments in improvements current product line and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $2.8 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $6.3 million. The decrease was attributable to a decrease of $5.0 million in headcount, salaries and employee-related expenses and a $1.3 million decrease in stock-based compensation.

We expect selling and marketing expenses to increase for the remainder of 2025 as we re-engage with key customers and drive RPS traction. During the remainder of 2025, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $15.2 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $2.4 million. The decrease was attributable to a $1.7 million decrease in headcount, salaries and employee-related expenses, a $1.0 million decrease in facilities related expenses and a $0.9 million decrease in legal and other professional services, offset by a $0.7 million increase in other miscellaneous expenses and $0.5 million increase in state taxes.

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

Interest Expense

Interest expense was $2.6 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively, due to the reduction in Senior Secured Notes and offset by the issuance of the Secured Convertible Notes.

We expect our interest expense will continue to decrease as a result of our reduced debt.

Gain (loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a gain (loss) of $(1.0) and $22.7 million for the six months ended June 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was $0.0 and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price.

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million and $0.0 for the six months ended June 30, 2025 and 2024 and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Other Income (Expense), Net

Other (expense) and income, net was less than $(0.1) million and $(1.2) million for the six months ended June 30, 2025 and 2024, respectively.

Income Taxes

No provision for federal and state income taxes was recorded for both the six months ended June 30, 2025 and 2024 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2025 and December 31, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $0.9 million in cash and short-term investments and $5.4 million in accounts receivable. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Purchase commitments (purchase orders) of $4.4 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder of 2025. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and the Secured Notes, the January Note, and the February Note. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

During the six months ended June 30, 2025, we experienced less revenue growth than expected due to our focus on high-value customers, resulting in a small decrease in system sales as compared to the first quarter in 2025. As of June 30, 2025, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of these unaudited condensed consolidated interim financial statements. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements. See Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Debt Facilities

As of June 30, 2025, our debt arrangements comprised the Secured Notes, the January Notes, and the February Notes, of which we had approximately $22 million aggregate principal amount outstanding as of June 30, 2025.

See our other debt facilities as described in the “Liquidity and Capital Resources” section above.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(13,565)	$(28,492)	$14,927
Net cash (used in) provided by investing activities	$(1,799)	$5,966	$(7,765)
Net cash provided by financing activities	$15,000	$490	$14,510

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $13.6 million, consisting primarily of a net loss of $39.2 million, non-cash loss of $25.9 million described below, and a decrease in net operating assets of less than $0.3 million. The cash used from net operating assets was comprised of a decrease from accounts receivable of $1.7 million, a decrease from contract liabilities of $3.6 million, a decrease from accounts payable of $0.9 million, a decrease from other net operating assets of $1.8 million, and offset by an increase from inventories of $5.7 million, and an increase from other assets of $2.0 million. The non-cash loss of $25.9 million primarily consisted of the loss on cancellation of warrants of $11.4 million, stock-based compensation expense of $6.5 million, the loss on the disposal of fixed assets of $2.7 million, and the loss on fair value of warrants of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $28.5 million, consisting primarily of a net loss of $28.5 million, non-cash gain of $2.4 million described below, and an increase in net operating assets of $2.3 million. The increase in net operating assets was comprised of an increase from accounts receivable of $1.2 million due to timing of customer payments, an increase from inventories of $3.9 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, and an increase from prepaid expenses of $1.9 million related to insurance and vendor prepayments, offset by a decrease from accounts payable of $2.4 million, a decrease from contract liabilities of $0.3 million, a decrease from other net operating assets of $1.3 million, and a decrease in accrued expenses and other current liabilities of $0.6 million. The noncash gain of $2.4 million primarily consisted of the gain on fair value of warrants of $22.7 million, and the gain on fair value of contingent earnout liabilities of $1.4 million, offset by the stock-based compensation expense of $9.3 million, depreciation and amortization of $2.7 million, amortization of debt discount and deferred financing costs of $8.3 million and non-cash cost of issuance of common stock warrants in connection with the BEPO Offering of $1.3 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2025 was $1.8 million, consisting of purchases of property and equipment of $1.8 million.

Net cash provided by investing activities during the six months ended June 30, 2024 was $6.0 million, consisting of the sale of available for sale securities of $2.5 million, and maturities of available-for-sale investment securities of $3.5 million.

We expect our capital expenditures to increase in 2025 compared to 2024 as we invest in printer capacity and related facilities for RPS.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $15.0 million, consisting of proceeds of $15.0 million from the issuance of the January Note and the February Note.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, except as discussed below, we did not have any off-balance sheet arrangements.

See Note 16, Momentus Master Service Agreement, in the notes to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information.

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

Implications of Being an Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”) and have elected to take advantage of the benefits of this extended transition period.

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2025 and 2024.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our unaudited condensed consolidated interim financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated interim financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. Additionally, the lack of a sufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.

●	We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.

●	We did not design and maintain effective controls over the accounting and disclosure for debt and equity instruments. Specifically, we did not design and maintain effective controls over the accounting for the issuance and extinguishment of convertible note arrangements, warrants, common stock, and the accounting for earnout liabilities.

●	We did not design and maintain effective controls over the accounting for inventory and related accounts. Specifically, we did not design and maintain effective controls over verifying the existence of inventory, the accuracy of purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts.

●	We did not design and maintain effective controls over the accounting for contract assets and liabilities. Specifically, we did not design and maintain effective controls over the accuracy and the financial statement presentation of contract assets and liabilities, including variable consideration.

●	We did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements. Specifically, we did not design and maintain effective controls over the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023 and accounts receivable and contract assets as of and for the interim period ended June 30, 2025. These material weaknesses also resulted in adjustments to interest expense, debt – current portion, additional paid-in capital, warrant liabilities, contingent earnout liabilities and gain (loss) on fair value of contingent earnout liabilities, which were recorded prior to the issuance of the unaudited condensed consolidated interim financial statements as of and for the interim period ended June 30, 2025. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

●	We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective:

■	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and

■	program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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

Remediation Measures for Remaining Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of June 30, 2025, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; and designing and implementing controls over the preparation and review of journal entries and account reconciliations. Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

We believe we are making progress toward the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The measures that we are taking are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the measures we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which is having a material adverse impact on our business.

As of June 30, 2025, the Company had approximately $0.9 million in cash and short-term investments and $5.4 million in accounts receivable. This amount is insufficient to satisfy the Company’s short term obligations including accounts payable of $14.9 million and $22.5 million in Secured and Convertible Notes as of June 30, 2025.

As described in Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Quarterly Report.

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

This conclusion has caused customers to delay 3D printer orders until our financial condition improves, resulting in delays in 3D printer sales and difficulty building our bookings and backlog pipeline. Additionally, due to our inability to satisfy our accounts payable obligations, we are unable to secure credit terms and volume discounts with our suppliers, causing us to have to pay a premium and/or in advance, for components of our products and/or source components from alternate suppliers at unfavorable terms. Further delaying payments to our suppliers may cause them to terminate our business relationship or pursue legal action against our Company for amounts owed. The Company will need to consider and implement significant cost cutting measures, including further reductions in force. These activities may limit our ability to conduct or grow our business, and may make retaining our employees more difficult, resulting in further employee attrition.

We expect to require additional capital to fund our operations in the near-term, and such capital might not be available on acceptable terms, if at all.

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

The recent imposition by the United States of tariffs, sanctions and other restrictions on goods imported into the United States, and countermeasures imposed by foreign countries in response to such government actions, if not significantly and promptly moderated or eliminated, may increase the cost of goods for our products or reduce our ability to sell products, which may, in turn, adversely affect our operating results and financial condition. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing of when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could, in turn, have a material adverse impact on our business and financial condition.

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

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (“DDTC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. In February 2025, President Donald J.  Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. On June 10, 2025, the U.S. Department of Justice issued new enforcement guidelines which set forth an approach to FCPA enforcement that is explicitly aimed at promoting U.S. economic interests and national security. It is unclear how these new guidelines may affect our industry as a whole or our business in particular.

Notwithstanding these new guidelines, as part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., primarily in Europe, South-East Asia and Oceania, and our development of new partnerships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2025)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VELO3D, INC.

Date: August 6, 2025	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer

