Form 10-Q
period 2025-09-30
Velo3D, Inc.
filed 2025-11-12
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39757

______________________________

Velo3D, Inc.

______________________________

Exact name of registrant as specified in its charter

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court, Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	VELO	The Nasdaq Capital Market

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

As of November 3, 2025, the registrant had 20,912,172 shares of common stock, $0.00001 per share outstanding.

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
•
“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•
“2024 Form 10-K” refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, our strategic realignment and related initiatives, including reducing operating costs, our market opportunities, including selling and marketing expenses, our production plans and timing, uses of proceeds from offerings, our research and development plans, and our future financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following:

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
•
potential impacts of government shutdowns on our operations, supply chain, customer relationships, and ability to obtain regulatory approvals and export licenses; and
•
other factors detailed under the section entitled “Risk Factors” herein and in Item 1A of our 2024 Form 10-K and Item 1A of each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2024 Form 10-K and Item 1A of each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,842	$1,212
Accounts receivable, net	6,672	3,723
Inventories	35,386	49,953
Contract assets	3,438	500
Prepaid expenses and other current assets	1,829	2,336
Total current assets	59,167	57,724
Property and equipment, net	12,419	14,270
Equipment subject to operating lease, net	3,020	3,673
Other assets	19,293	13,513
Total assets	$93,899	$89,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,341	$18,538
Accrued expenses and other current liabilities	12,684	3,511
Debt — current portion	5,314	5,666
Contract liabilities	8,228	10,285
Total current liabilities	37,567	38,000
Long-term debt — less current portion	17,702	—
Contingent earnout liabilities	11	11
Warrant liabilities	13	2,167
Other noncurrent liabilities	8,450	9,338
Total liabilities	63,743	49,516
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value — 500,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, 20,912,172 and 12,993,962 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	511,477	469,994
Accumulated other comprehensive loss	—	—
Accumulated deficit	(481,326)	(430,334)
Total stockholders’ equity	30,156	39,664
Total liabilities and stockholders’ equity	$93,899	$89,180

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
		As Revised		As Revised
Revenue
3D Printer and parts	$11,993	$1,049	$31,598	$17,388
Recurring payment	—	192	70	954
Support services	1,351	2,006	4,500	5,035
Other	296	5,000	364	5,000
Total Revenue	13,640	8,247	36,532	28,377
Cost of revenue
3D Printer and parts	11,855	2,224	33,389	22,362
Recurring payment	—	195	12	742
Support services	1,352	1,757	3,589	6,914
Total cost of revenue	13,207	4,176	36,990	30,018
Gross profit (loss)	433	4,071	(458)	(1,641)
Operating expenses
Research and development	3,042	4,438	8,162	14,026
Selling and marketing	1,984	3,099	4,815	12,181
General and administrative	6,037	15,410	21,205	32,998
Total operating expenses	11,063	22,947	34,182	59,205
Loss from operations	(10,630)	(18,876)	(34,640)	(60,846)
Interest expense	(1,198)	(3,560)	(3,840)	(12,920)
Gain (loss) on fair value of warrants	—	9,221	(1,044)	31,911
Gain on fair value of contingent earnout liabilities	—	58	—	1,445
Loss on warrant cancellation	—	—	(11,357)	—
Loss on debt extinguishment	—	(7,525)	—	(7,525)
Other expense, net	(11)	(2,443)	(28)	(3,676)
Loss before income taxes	(11,839)	(23,125)	(50,909)	(51,611)
(Provision) benefit for income taxes	14	—	(83)	—
Net loss	$(11,825)	$(23,125)	$(50,992)	$(51,611)

Net loss per share:
Basic	$(0.69)	$(37.54)	$(3.43)	$(91.82)
Diluted	$(0.69)	$(37.54)	$(3.43)	$(91.82)
Shares used in computing net loss per share:
Basic	17,124,361	616,030	14,868,372	562,087
Diluted	17,124,361	616,030	14,868,372	562,087

Net loss	$(11,825)	$(23,125)	$(50,992)	$(51,611)
Net unrealized holding gain on available-for-sale investments	—	2	—	96
Total comprehensive loss	$(11,825)	$(23,123)	$(50,992)	$(51,515)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
		As Revised
Cash flows from operating activities
Net loss	$(50,992)	$(51,611)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,492	3,944
Amortization of debt discount and deferred financing costs	3,700	7,283
Stock-based compensation	9,106	13,041
(Gain) loss on fair value of warrants	1,044	(31,910)
Gain on fair value of contingent earnout liabilities	—	(1,445)
Loss on warrant cancellation	11,357	—
Loss on debt extinguishment	—	7,525
Non-cash cost of issuance of common stock warrants on BEPO Offering	—	7,951
Provision for credit losses	37	6,756
Loss on sale/disposal of fixed assets	24	—
Realized loss on available for sale securities	—	23
Changes in operating assets and liabilities
Accounts receivable	(2,986)	(7,386)
Inventories	11,333	1,704
Contract assets	(2,938)	3,478
Prepaid expenses and other current assets	507	2,226
Other assets	(5,890)	3,618
Accounts payable	(1,762)	1,023
Accrued expenses and other liabilities	8,323	(1,133)
Contract liabilities	(2,057)	6,367
Other noncurrent liabilities	(888)	(1,919)
Net cash used in operating activities	(19,590)	(30,465)
Cash flows from investing activities
Purchase of property and equipment	(2,112)	(28)
Proceeds from the sale of available-for-sale securities	—	3,172
Proceeds from maturity of available-for-sale investments	—	3,500
Net cash (used in) provided by investing activities	(2,112)	6,644
Cash flows from financing activities
Proceeds from secured convertible notes	15,000	—
Gross proceeds from August 2025 Offering	20,125	—
Payments for issuance cost related to August 2025 Offering	(2,303)	—
Gross proceeds from BEPO Offering	—	12,000
Payments for issuance cost related to the BEPO Offering	—	(1,300)
Gross proceeds from capital raise, August Warrant Inducement	—	1,693
Repayment of secured notes	(499)	(11,750)
Issuance of common stock upon exercise of stock options	—	315
Net cash provided by financing activities	32,323	958
Effect of exchange rate changes on cash and cash equivalents	4	6
Net change in cash and cash equivalents	10,625	(22,857)
Cash and cash equivalents and restricted cash at beginning of period	1,840	25,294
Cash and cash equivalents and restricted cash at end of period	$12,465	$2,437

Supplemental disclosure of cash flow information
Cash paid for interest	$850	$1,181
Supplemental schedule of non-cash investing and financing activities
Unpaid liabilities related to property and equipment	94	—
Transfer between inventory and property and equipment	1,645	—
Equipment for lease to customers returned to inventory	653	2,234

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$11,842	$1,637
Restricted cash (Other assets)	623	800
Total cash and cash equivalents and restricted cash	$12,465	$2,437

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of June 30, 2024	574,081	$2	$437,642	$(2)	$(385,523)	$52,119
Issuance of common stock upon exercise of stock options and release of restricted stock units	19,572	—	—	—	—	—
Stock-based compensation	—	—	3,707	—	—	3,707
Issuance of common stock in connection with BEPO Offering, net	49,524	—	1,717	—	—	1,717
Net loss	—	—	—	—	(23,125)	(23,125)
Other comprehensive income	—	—	—	2	—	2
Balance as of September 30, 2024	643,177	$2	$443,066	$—	$(408,648)	$34,420

Balance as of June 30, 2025	14,067,416	$4	$491,032	$—	$(469,501)	$21,535
Issuance of common stock upon vesting of RSUs	112,153	—	—	—	—	—
Stock-based compensation	—	—	2,623	—	—	2,623
Issuance of common stock in connection with August 2025 Offering, net	6,708,333	1	17,822	—	—	17,823
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	24,270	—	—	—	—	—
Net loss	—	—	—	—	(11,825)	(11,825)
Balance as of September 30, 2025	20,912,172	$5	$511,477	$—	$(481,326)	$30,156

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2023	492,223	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options and release of restricted stock units	28,181	—	315	—	—	315
Stock-based compensation	—	—	13,041	—	—	13,041
Issuance of common stock in connection with BEPO Offering, net	114,831	—	4,239	—	—	4,239
Net loss	—	—	—	—	(51,611)	(51,611)
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	7,942	—	—	—	—	—
Other comprehensive income	—	—	—	96	—	96
Balance as of September 30, 2024	643,177	$2	$443,066	$—	$(408,648)	$34,420

Balance as of December 31, 2024	12,993,962	$4	$469,994	$—	$(430,334)	$39,664
Issuance of common stock upon vesting of RSUs	195,448	—
Stock-based compensation	—	—	9,106	—	—	9,106
Issuance of common stock in connection with August 2025 Offering, net	6,708,333	1	17,822	—	—	17,823
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	—	14,555
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	24,270	—	—	—	—	—
Net loss	—	—	—	—	(50,992)	(50,992)
Balance as of September 30, 2025	20,912,172	$5	$511,477	$—	$(481,326)	$30,156

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

On June 10, 2024, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s board of directors (the “Board”). On June 10, 2024, the Board approved the reverse stock split at a ratio of 1-for-35 (the “2024 Reverse Stock Split”). On June 12, 2024, the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split, effective as of June 13, 2024.

As a result of the 2024 Reverse Stock Split, every 35 shares of the Company's common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the 2024 Reverse Stock Split were rounded up to the nearest whole share. The par value of the Company’s common stock was not adjusted as a result of the 2024 Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2024 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2024 Reverse Stock Split have been presented after giving effect to such adjustments.

On June 27, 2025, the stockholders of the Company, approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s Board. On July 18, 2025, the Board approved the reverse stock split at a ratio of 1-for-15 (the “2025 Reverse Stock Split”). On July 25, 2025, the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect the 2025 Reverse Stock Split, effective as of July 28, 2025.

As a result of the 2025 Reverse Stock Split, every 15 shares of the Company's common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the 2025 Reverse Stock Split. Any fractional shares resulting from the 2025 Reverse Stock Split were rounded up to the nearest whole share. The par value of the Company’s common stock was not adjusted as a result of the 2025 Reverse Stock Split nor did it change the total number of the Company's authorized shares of common stock. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2025 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2025 Reverse Stock Split have been presented after giving effect to such adjustments.

Delisting from the New York Stock Exchange ("NYSE"), Trading on Over-the Counter ("OTC") and Listing on Nasdaq Capital Market ("Nasdaq")

On September 10, 2024, the Company received written notice from the NYSE that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market. On August 19, 2025, the Company commenced trading of its common stock on the Nasdaq Capital Market under the ticker symbol "VELO".

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of September 30, 2025, the Company had an accumulated deficit of ($481.3) million and cash and cash equivalents on hand of approximately $11.8 million.

Management believes that substantial doubt exists about the Company’s ability to continue as a going concern. As of the date of the issuance of these unaudited condensed consolidated interim financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of these unaudited condensed consolidated interim financial statements.

The Senior Secured Notes due 2025 (the "Secured Notes") were originally issued to High Trail Investments ON LLC and HB SPV I Master Sub LLC in 2023. On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc., purchased the Senior Secured Note due 2025 (the "Senior Notes") from the original holders. On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction (the "December 2024 Exchange") where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Secured Notes, and as a result of the December 2024 Exchange, became the owner of approximately 95% of the Company's issued and outstanding common stock.

In December 2023, the Board of Directors commenced a strategic business review process to explore alternatives in order to maximize stockholder value. The Company's strategic review was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum and was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company made a payment of $750,000, covering the first three months of interest on the January Note. The Company continues to accrue interest on the principal amount of the January Note until such time it will be repaid.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date each such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively, which became due on August 10, 2025 and September 20, 2025, respectively. The outstanding principal amount of the February Note is convertible, upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company's common stock at a fixed conversion price of $15.00 per share. The January Note and February Note are referred to herein collectively as the (“Secured Convertible Notes)”.

On August 19, 2025, Velo3D, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the public offering of 5,833,333 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share, at a purchase price per share of $3.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to an additional 875,000 shares of common stock at the Offering Price, less any underwriting discounts and commissions, which was exercised in full.

The “August 2025 Offering” closed on August 20, 2025. Gross proceeds of $20.1 million was received from the August 2025 Offering of 5,833,333 shares of the Company's common stock ($17.5 million) and the exercise of the Representative option to purchase 875,000 shares of common stock. Net proceeds from the offering were approximately $17.8 million after deducting $2.3 million in the underwriting discounts and commissions, and other offering expenses payable by the Company for legal and audit services. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

The Company will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of these unaudited condensed consolidated interim financial statements.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2024 Form 10-K. During the nine months ended September 30, 2025, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") ASU No. 2023-07, Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company applied ASU 2023-07 retrospectively to the earliest period presented.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-07, which (1) refines the scope of the guidance on derivatives in ASC Topic 815 and (2) clarifies the guidance on share-based payments from a customer in ASC Topic 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU Topic 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption of the standard is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. If an entity elects to early adopt the standard in an interim period, the entity must apply the standard as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated interim financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC Topic 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC Topic 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated interim financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update contains amendments that require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The expected impact would only be to the financial statement disclosures. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated interim financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's condensed consolidated interim financial statements and related disclosures.

3D Printer financial statement line item changed to "3D Printer and Parts"

3D Printer revenue and 3D Printer Cost of revenues have historically included systems and printed parts, and consumables. The name change from Revenue - 3D Printer to "3D Printer and parts" and Cost of Revenue - 3D Printer to "3D Printer and parts" clarifies where the Rapid Production Solutions printed parts revenue and cost of revenue are presented.

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

Specifically, our CODM uses consolidated net income to measure performance, allocate resources of the Company as a whole, including investing in future development efforts, customer retention and acquisition, and assessing performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in condensed consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes, which are reflected in the unaudited condensed consolidated statements of comprehensive income (loss).

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

Our 3D printers subject to operating leases are classified using the following criteria:

	Equipment on Lease	Equipment Available for Lease
Revenue generation –under contract or not under contract but held for potential redeployment to existing or new customers	Yes (lease income active)	No (not on active lease)
Physical location – remains in a condition, location, and business context rendering it suitable for future lease arrangements	At customer site	At customer site, idle, or warehouse
Intended use – for third party customers and not for internal usage	On Lease	Available for Lease
Depreciation – the lesser of the useful life of the equipment or the contract period and annually tested for impairment	Yes, per original schedule	Yes, may accelerate if impaired

If the 3D printers does not meet the above criteria, the equipment is classified under property and equipment, net.

Revision of Previously Filed Financial Statements

The unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2024, have been revised to reflect corrections to previously issued financial statements as presented in the Company’s Form 10-K filed with the SEC on March 31, 2025.

Certain prior period balances in the statements of cash flows have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows from operating, investing or financing activities or equity previously reported.

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net loss	$(11,825)	$(23,125)	$(50,992)	$(51,611)
Denominator:
Basic weighted average shares outstanding	17,124,361	616,030	14,868,372	562,087
Diluted weighted average shares outstanding	17,124,361	616,030	14,868,372	562,087

Net loss per share
Basic	$(0.69)	$(37.54)	$(3.43)	$(91.82)
Diluted	$(0.69)	$(37.54)	$(3.43)	$(91.82)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	For the Three and Nine Months Ended September 30,
	2025	2024

Common stock warrants	36,892	366,946
Common stock options	8,060	18,332
Restricted stock units	502,419	28,750
Total potentially dilutive common share equivalents	547,371	414,028

Total potentially dilutive common share equivalents for the three and nine months ended September 30, 2025 and 2024 excludes 41,444 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$10,664	$—	$—	$10,664
Total financial assets	$10,664	$—	$—	$10,664
Liabilities
Common stock warrant liabilities (Placement Agent Warrants) (ii)	$—	$—	$3	$3
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	6	6
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	4	4
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$24	$24

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$215	$—	$—	$215
Total financial assets	$215	$—	$—	$215
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (ii)	$—	$—	$1	$1
Common stock warrant liabilities (RDO Warrants) (ii)	—	—	90	90
Common stock warrant liabilities (Placement Agent Warrants) (ii)	—	—	16	16
Common stock warrant liabilities (2024 Private Warrants) (ii)	—	—	378	378
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	18	18
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	2	2
Common stock warrant liabilities (July 2024 Private Warrants) (ii)	—	—	865	865
Common stock warrant liabilities (August Inducement Warrants) (ii)	—	—	796	796
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,177	$2,177

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

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2025	$—	$1	$11	$90	$16	$2	$378	$18	$865	$796
Change in fair value	—	(1)	—	55	(13)	(1)	176	(14)	441	402
Change due to exchange	—	—	—	(145)	—	(1)	(548)		(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	—	—
Change in fair value	—	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	—	—
Change in fair value	—	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2025	$—	$—	$11	$—	$3	$—	$6	$4	$—	$—

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In thousands)
Fair value as of January 1, 2024	$127	$23	$1,456	$10,891	$536	$—	$—	$—	$—	$—
Change in fair value	114	5	437	2,162	108	—	—	—	—	—
Fair value as of March 31, 2024	$241	$28	$1,893	$13,053	$644	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	—	—	6,321	9,020	446	—	—
Change in fair value	(217)	(23)	(1,824)	(11,016)	(544)	(5,948)	(6,784)	(336)	—	—
Fair value as of June 30, 2024	$24	$5	$69	$2,037	$100	$373	$2,236	$110	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	4,200	2,437
Change in fair value	(24)	(4)	(58)	(1,935)	(82)	(352)	(1,818)	(90)	(3,290)	(1,577)
Fair value as of September 30, 2024	$—	$1	$11	$102	$18	$21	$418	$20	$910	$860

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

Note 5. Investments

Available-for-sale ("AFS") Investments

There were no AFS investments as of September 30, 2025 and December 31, 2024.

There were no material realized gains or losses on AFS investments during the three and nine months ended September 30, 2025 and 2024 .

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Trade receivables	$7,519	$7,130
Less: Allowances for credit losses	(847)	(3,407)
Total	$6,672	$3,723

Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Raw materials	$26,649	$29,386
Work-in-progress	5,796	9,660
Finished goods	2,941	10,907
Total	$35,386	$49,953

The Company recorded $22.3 million and $27.1 million in inventory reserves related to the valuation of inventory as of September 30, 2025 and December 31, 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Prepaid insurance and other	$966	$1,724
Vendor prepayments	863	612
Total	$1,829	$2,336

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Computers and software	$2,210	$2,525
Lab equipment and other equipment	11,080	11,011
Furniture and fixtures	157	206
Leasehold improvements	13,404	13,312
Construction in progress	94	—
Total property, plant and equipment	26,945	27,054
Less accumulated depreciation and amortization	(14,526)	(12,784)
Property, plant and equipment, net	$12,419	$14,270

Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.7 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $2.4 million and $3.3 million, respectively.

Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Right of use assets	$7,946	$8,774
Net Investment in sales type lease	1,975	2,712
Customer deposit - noncash consideration	6,812	—
Non-current prepaid expenses and other assets	2,560	2,027
Total Other assets	$19,293	$13,513

For a full description of the customer deposit - noncash consideration, see Note 16, Momentus Master Service Agreement.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Accrued expenses	$1,795	$1,173
Accrued salaries and benefits	1,194	560
Customer liabilities — prepaid reserve	809	—
Customer liabilities — noncash consideration	6,812	—
Lease liability — current portion	2,074	1,778
Total Accrued expenses and other current liabilities	$12,684	$3,511

For a full description of the customer liabilities - prepaid reserve, and customer liabilities - noncash consideration, see Note 16, Momentus Master Service Agreement. On August 14, 2025, an amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal. The customer deposit - prepaid reserve are net cash proceeds after fees from the sale of the customer noncash consideration, and the customer deposit - noncash consideration was based on an independent valuation appraisal for the initial measurement date and as of September 30, 2025, respectively. The valuation was based on a Black-Scholes model including inputs from the current stock price, volatility, remaining term and risk-free rate. A discount for lack of marketability was applied and certain restrictions on trading activity limitations were considered in the model.

The fair value assumptions used in the Black-Scholes model for the valuation of the liability was as follows:

	As of September 30, 2025	As of August 14, 2025
Current stock price	$1.32	$1.56
Expected volatility	112% - 165%	119% - 171%
Risk-free interest rate	3.54% - 3.94%	3.67% - 4.12%
Dividend rate	—	—
Expected term (years)	0.25 - 2.00	0.38 - 2.13

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Lease liabilities — noncurrent portion	$7,450	$8,475
Other noncurrent liabilities	1,000	863
Total other noncurrent liabilities	$8,450	$9,338

Note 7. Equipment Subject to Operating Lease, Net

The equipment subject to operating leases to customers had a cost basis of $3.6 million and accumulated depreciation of $0.5 million as of September 30, 2025. The equipment leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of December 31, 2024.

The equipment subject to operating lease consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Equipment on Lease	$—	$—
Equipment Available for Lease	3,566	4,622
Total Equipment Subject to Operating Lease	$3,566	$4,622
Accumulated Depreciation	(546)	(949)
Total Equipment Subject to Operating Lease, Net	$3,020	$3,673

The total depreciation expense was $0.0 and $0.1 million included in cost of revenue for the three months ended September 30, 2025 and 2024, respectively. The total depreciation expense was $0.0 and $0.6 million included in cost of revenue for the nine months ended September 30, 2025 and 2024, respectively.

Lease payments from customers consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Equipment on lease payments	$—	$192	$70	$954

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2025 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$7,946	$8,774
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,930	$1,612
Noncurrent (Other noncurrent liabilities)	7,444	8,361
Total operating lease liabilities	9,374	9,973
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$144	$142
Noncurrent (Other noncurrent liabilities)	6	114
Total financing lease liabilities	$150	$256
Total lease liabilities	$9,524	$10,229

There were no impairments recorded related to these assets as of September 30, 2025 and December 31, 2024.

Information about lease-related balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except years and percentages)		(In thousands, except years and percentages)
Operating lease expense	$739	$687	$1,895	$2,179
Financing lease expense	39	42	119	134
Short-term lease expense	39	40	125	148
Total lease expense	$817	$769	$2,139	$2,461
Cash paid for leases	$700	$691	$1,890	$2,189
Weighted — average remaining lease term — operating leases (years)	6.1	7.2	6.1	7.2
Weighted — average discount rate — operating leases	8.9%	8.9%	8.9%	8.9%

Maturity of operating lease liabilities as of September 30, 2025 are as follows:

Year Ending December 31,	(In thousands)
Remainder of 2025	$709
2026	2,850
2027	2,540
2028	2,490
2029	2,585
Thereafter	6,195
Total operating lease payments	$17,369
Less portion representing imputed interest	(7,995)
Total operating lease liabilities	$9,374
Less current portion	1,930
Long-term portion	$7,444

Note 9. Debt

Debt consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
January Note	$6,161	$—
February Note 1st Tranche	5,844	—
February Note 2nd Tranche	5,696	—
Secured Notes	5,315	5,666
Total	$23,016	$5,666
Debt — current portion	5,314	5,666
Long-term debt – less current portion	$17,702	$—

As of September 30, 2025, the Company’s debt consists of the Secured Notes, the January Note, and the February Note. The Company and Arrayed entered into a forbearance agreement where Arrayed forbore from taking any enforcement action as a result of the occurrences and/or continuation of any specified events of default. For a full description of these debt arrangements, see Note 9, Long-Term Debt, in the audited consolidated financial statements included in the 2024 Form 10-K.

Convertible Secured Note

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, continues to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company made a payment of $750,000, which fulfilled its obligations of interest owed through such date. The Company continues to accrue interest on the principal amount of the January Note until such time as it will be repaid. During the three and nine months ended September 30, 2025, the Company incurred total interest expense of $0.5 million and $2.0 million, respectively, which is included in the carrying value of the January Note in the above table.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bears interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the time the amounts were received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively, which amounts became due on August 10, 2025 and September 20, 2025, respectively. Given the February Notes was not paid on or prior to the aforementioned dates, the February Note will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into shares of the Company's common stock, at a fixed conversion price of $1.00 per share. During the three months ended September 30, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.2 million and $0.3 million, respectively, which is included in the carrying value in the above table. During the nine months ended September 30, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.8 million and $0.7 million, respectively, which is included in the carrying value in the above table.

On August 14, 2025, the Company amended the January Note (the "January Note Amendment"), which amended certain provisions of the January Note, including: an extension of the maturity date under the January Note to February 14, 2027; a reduction of the interest rate under the January Note to 12%; and an adjustment of the fixed conversion price to $16.38 per share. On August 14, 2025, the Company also amended the February Note (the “February Note Amendment”) which, amended certain provisions of the February Note, including: an extension of the maturity dates for each tranche under the February Note to February 14, 2027; a reduction of the interest rate under the February Note to 12%; and an adjustment of the fixed conversion price to $10.50 per share. The Company has evaluated that the note amendments are both treated as a debt modification under ASC Topic 470, Debt.

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

As of September 30, 2025, the unamortized discount was $0.2 million, which includes the difference between the principal and the Repayment Price. For the three and nine months ended September 30, 2025, the Company incurred $0.3 million and $0.4 million in interest expense, respectively, related to the Secured Notes. The individual notes bear effective interest rates of 8.7% and 12.0%, respectively. The weighted-average effective interest rate across all outstanding debt instruments was approximately 11.2% for the three and nine months ended September 30, 2025.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the Repayment Price, and are as follows as of September 30, 2025:

Year Ending December 31,	(In thousands)
Remainder of 2025	$—
2026	5,493
2027	20,572
Total	$26,065
Less: Amount of debt discount to be amortized subsequent to September 30, 2025	(180)
Less: Amount of interest to be accrued subsequent to September 30, 2025	(2,869)
Debt as of September 30, 2025	$23,016

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2025, we had 20,912,172 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

February 2025 Securities Purchase Agreement

On February 24, 2025, the Company entered into Warrant Exchange Agreements (the "February Warrant Exchange Agreements") with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 60,150 registered warrants issued in April 2024 and an aggregate of 99,048 registered warrants issued in August 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 151,808 unregistered warrants issued in April 2024 and July 2024, and an aggregate of 19,048 registered warrants issued in December 2023, for an aggregate of 990,159 shares (the “Acquired Shares”) of Company’s common stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

August 2025 Offering

On August 19, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the public offering of 5,833,333 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share, at a purchase price per share of $3.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to an additional 875,000 shares of common stock at the Offering Price, less any underwriting discounts and commissions, which was exercised in full.

The offering closed on August 20, 2025. Net proceeds from the offering were approximately $17.8 million after deducting the underwriting discounts and commissions, other estimated offering expenses payable by the Company, and the exercise of the Representative option. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

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

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company may offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 38,096 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. The Company is currently ineligible to utilize the shelf registration statement on Form S-3. During the nine months ended September 30, 2025, the Company sold no shares pursuant to the ATM sales agreement.

In April 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 24,612 shares of common stock for issuance under the 2021 EIP and 4,917 shares of common stock for issuance under the 2021 ESPP.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of September 30, 2025 and December 31, 2024.

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

In connection with the Second Note Amendment, on April 1, 2024, the Company also entered into a letter agreement (the “Letter Agreement”) with the Investors pursuant to which the Company issued to the Investors warrants (the “2024 Private Warrants”) to purchase up to an aggregate of 41,808 shares of Common Stock. The 2024 Private Warrants became exercisable 45 days after the original issuance date (the “Initial Exercise Date”), are exercisable at an exercise price of $199.35 per share and will expire on the one year anniversary of the later of (i) the Initial Exercise Date and (ii) the date on which the Resale Registration Statement (as defined in the Letter Agreement) is declared effective by the SEC. The Investors may exercise the 2024 Private Warrants by paying the exercise price in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

In connection with the Third Note Amendment, on July 1, 2024, the Company also entered into a letter agreement with the Investors pursuant to which the Company issued to the Investors warrants (the “July 2024 Private Warrants”) to purchase up to an aggregate of 110,000 shares of Common Stock. The July 2024 Private Warrants became exercisable 45 days after the original issuance date, are exercisable at an exercise price of $37.50 per share and will expire on the five year anniversary of the issuance date. The Investors may exercise the 2024 Private Warrants by paying the exercise price in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20. The July 2024 Private Warrants may also be exercised on a cashless basis under certain circumstances.

On August 12, 2024, the Company entered into a warrant inducement with certain warrant holders (the "Inducement Agreement"). Pursuant to the Inducement Agreement, the holders of the existing warrants agreed to reduce the exercise price of their existing warrants, totaling 49,524, from $296.70 per share to $34.20 per share. Additionally, the Company agreed to issue registered warrants with an exercise price of $34.20 per share to purchase 99,048 shares of Common Stock (the “August Inducement Warrants”), which will expire on the five year anniversary of the issuance date. The August Inducement Warrants may also be exercised on a cashless basis under certain circumstances.

Warrants to purchase an equal number of shares of common stock of 36,892 and 366,946 were exercisable as of September 30, 2025 and December 31, 2024, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	September 30, 2025
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public Warrants — Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00
Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	5,157	$183.75
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13
			36,892

	December 31, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public warrants – Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00
RDO Warrants — Common Stock	12/29/2023	12/29/2028	19,048	$299.25
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29
2024 Private Warrants — Common Stock	4/1/2024	5/16/2025	41,808	$199.35
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	65,307	$183.75
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13
July 2024 Private Warrants — Common Stock	7/01/2024	7/01/2029	110,000	$37.50
August Inducement Warrants — Common Stock	8/13/2024	08/12/2029	99,048	$34.20
			366,946

Warrant Liabilities – Fair Value

The issuance of the Private Placement Warrant and Public Warrant liabilities were accounted for as a reverse recapitalization. The 2022 Private Warrant was issued in connection with the Company’s entry into the joinder and fourth loan modification with Silicon Valley Bank. See Note 9, Long-Term Debt, and Note 10, Equity Instruments, in the notes to consolidated financial statements included in the 2024 Form 10-K.

The liabilities associated with the Private Placement Warrants, 2022 Private Warrants, RDO Warrants, Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and nine months ended September 30, 2025 and 2024, see Note 4, Fair Value Measurements, in this Quarterly Report for liability classified warrants recorded at fair value.

Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $6,037.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $1,344.00 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $299.25 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $326.25 per warrant share. The RDO Warrants and 2023 Placement Agent Warrants are exercisable until December 29, 2028 and allow cashless exercise in whole or part.

Private Placement Warrants – Fair Value Assumptions

The fair value of the private placement common stock warrant liability was $0.0 as of September 30, 2025 and December 31, 2024, as the publicly traded price was $0.0 as of September 30, 2025 and December 31, 2024.

2022 Private Warrants, RDO Warrants, 2023 Placement Agent Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the recurring valuation of the 2022 Private Warrants, the RDO Warrants, and the 2023 Placement Agent Warrants liabilities were as follows:

	As of September 30, 2025	As of December 31, 2024
Current stock price	$3.07	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	3.6%	4.3%
Dividend rate	—%	—%
Expected Term (years)	3.25	4.00

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

2024 Private Warrants, - Fair Value Assumptions

The fair value of the 2024 Private Warrant Liability was $0.0 and less than $0.1 million as of September 30, 2025 and December 31, 2024, respectively, as the warrants expired on May 16, 2025. The fair value assumptions used in the Monte Carlo simulation model for the valuation of the 2024 Private Warrants liability was as follows:

As of December 31, 2024
Current stock price	$10.20
Expected volatility	191.6%
Risk-free interest rate	4.2%
Dividend yield	—%
Expected Term (years)	0.37

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

BEPO Warrants, BEPO Agent Warrant - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the BEPO Warrant and the BEPO Agent Warrant liabilities were as follows:

	As of September 30, 2025	As of December 31, 2024
Current stock price	$3.07	$10.20
Expected volatility	154.6%	139.9%
Risk-free interest rate	3.7%	4.4%
Dividend yield	—%	—%
Expected Term (years)	3.53	4.28

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

August Inducement Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the August Inducement Warrant liabilities were as follows:

As of December 31, 2024
Current stock price	$10.20
Expected volatility	139.9%
Risk-free interest rate	4.4%
Dividend yield	—%
Expected Term (years)	4.62

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

July 2024 Private Warrants - Fair Value Assumptions

The fair value assumptions used in the Black-Scholes simulation model for the valuation of the July 2024 Private Warrant liabilities were as follows:

As of December 31, 2024
Current stock price	$10.20
Expected volatility	139.9%
Risk-free interest rate	4.4%
Dividend yield	—%
Expected Term (years)	4.50

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equityholders”). During the time period between September 29, 2021 (the “Closing Date”) and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 41,444 shares of common stock (the “Earnout Shares”), which is based on two tranches of 20,722 shares per tranche. The Earnout Shares issuable to holders of employee stock options are accounted for as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock-Based Compensation, for further discussion.

See Note 4, Fair Value Measurements, in this Quarterly Report for the liability for contingent earnout liabilities carried at fair value for the nine months ended September 30, 2025 and 2024.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of September 30, 2025	As of December 31, 2024
Current stock price	$3.07	$10.20
Expected volatility	161.2%	161.2%
Risk-free interest rate	3.7%	4.2%
Dividend yield	—%	—%
Expected Term (years)	1.00	1.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2025, the Company had a remaining allocated reserve of 0 shares of its common stock for issuance under its 2021 EIP, which provides for the granting of stock options, RSUs and stock appreciation rights to employees, directors, and consultants of the Company. As of September 30, 2025, the Company had an allocated reserve of 148,897 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2025, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2023	25	$320.25	6.2
Granted	—	$—
Exercised	(3)	$94.50
Forfeited or expired	(4)	$178.95
Outstanding as of September 30, 2024	18	$388.65	5.3
Options vested and expected to vest as of September 30, 2024	18	$388.65
Vested and exercisable as of September 30, 2024	18	$390.00

Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$167.96
Outstanding as of September 30, 2025	4	$1,028.92	4.6
Options vested and expected to vest as of September 30, 2025	4	$1,028.92
Vested and exercisable as of September 30, 2025	4	$1,028.92

As of September 30, 2025and December 31, 2024, there is no aggregate intrinsic value of options outstanding.

As of September 30, 2025, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of less than a year.

For the nine months ended September 30, 2025, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of September 30, 2025 and 2024 and their activity during the nine months ended September 30, 2025 and 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2023	38	$1,020.00	$7,940
Granted	28	53.10	—
Released	(26)	342.90	—
Cancelled	(11)	878.70	—
Balance as of September 30, 2024	28	$742.95	$310
Expected to vest as of September 30, 2024	28	$742.95	$310

Balance as of December 31, 2024	13	$714.30	$132
Granted	1,237	18.81	—
Released	(220)	26.88	—
Cancelled	(66)	24.92	—
Balance as of September 30, 2025	964	$25.01	$2,961
Expected to vest as of September 30, 2025	964	$25.01	$2,961

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of September 30, 2025, there was $22.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 3.4 years. As of September 30, 2024, there was $17.8 million of unrecognized compensation cost, which was expected to be recognized over a weighted average period of approximately 2.5 years.

Earnout Shares––Employees

The Earnout Shares issuable to holders of employee stock options are accounted for as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. The estimated fair values of the Earnout Shares associated with vested stock options are recognized as an expense and determined by the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the five-year earnout period. The portion of the Earnout Shares associated with unvested stock options are recognized as an expense and consider the vesting continuing employment requirements.

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Restricted stock units	$1,905	$2,445	$7,228	$9,375
Stock options	—	16	5	115
Earnout shares—employees	718	1,246	1,873	3,551
	$2,623	$3,707	$9,106	$13,041

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cost of 3D Printer and parts	$441	$228	$1,054	$886
Cost of Support services	154	249	348	582
Stock-based compensation recorded in cost of revenue	595	477	1,402	1,468
Research and development	965	1,199	2,220	3,879
Selling and marketing	510	643	1,117	2,559
General and administrative	553	1,388	4,367	5,135
Stock-based compensation recorded in operating expense	2,028	3,230	7,704	11,573
Total stock-based compensation expense	$2,623	$3,707	$9,106	$13,041

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC Topic 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024, may differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the unaudited condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of September 30, 2025, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $5.3 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2025. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.2 million and $0.2 million for the three months ended September 30,

2025 and 2024 respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company has paid all matching contributions as of September 30, 2025.

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
	(as a percentage)
Customer 1	29.8%	—%	11.3%	<10%	21.3%	<10%
Customer 2	10.8%	—%	<10%	—%	—%	—%
Customer 3	10.3%	—%	<10%	—%	<10%	<10%
Customer 4	<10%	<10%	13.0%	16.4%	<10%	<10%
Customer 5	<10%	—%	12.4%	<10%	<10%	—%
Customer 6	<10%	50.7%	<10%	21.0%	<10%	<10%
Customer 7	<10%	27.5%	<10%	13.6%	<10%	<10%
Customer 8	<10%	<10%	11.0%	<10%	<10%	<10%
Customer 9	<10%	<10%	<10%	14.4%	<10%	<10%
Customer 10	—%	—%	—%	<10%	—%	18.2%
Customer 11	—%	—%	—%	—%	12.3%	12.9%
Customer 12	—%	—%	—%	—%	<10%	10.8%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Americas	$11,905	$8,031	$30,924	$27,507
Europe	465	205	4,149	706
Other	1,270	11	1,459	164
Total	$13,640	$8,247	$36,532	$28,377

Contract Assets and Liabilities

There was $0.4 million and $1.3 million of revenue recognized during the three and nine months ended September 30, 2025, respectively, included in contract liabilities as of December 31, 2024. The amount of revenue recognized during the three and nine months ended September 30, 2024 included in contract liabilities as of December 31, 2023 was $0.5 million and $2.1 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

Variable Consideration

The Company estimates its variable consideration on a quarterly basis based on the latest data available, and adjusts the transaction price accordingly by recording an adjustment to net revenue and contract assets. The Company has recognized the estimate of variable consideration to the extent that it is probable that a significant reversal will not occur as a result of a change in estimation. There was no revenue related to variable consideration during the three months ended September 30, 2025 and 2024. There was no revenue related to variable consideration during the nine months ended September 30, 2025 and 2024.

Note 16. Momentus Master Service Agreement

On April 12, 2025, the Company entered into a Master Service Agreement (“MSA”) with Momentus, Inc. (“Momentus”). Under the terms of the MSA, for a period of five years, Velo3D will provide consulting and parts production through Velo3D's Rapid Production Solutions ("RPS") offering. Momentus is entitled to services equal to the equivalent capacity of two Velo3D Sapphire XC 3D metal printers (or successor or comparable printers) (the “Equivalent Capacity”). Momentus will have first priority to utilize the Equivalent Capacity, and Velo3D will ensure the Equivalent Capacity is available for use as and when required by Momentus. If and when the Equivalent Capacity is not utilized by Momentus, Velo3D may use the Equivalent Capacity to provide services to other customers. Services to be provided under the MSA will be detailed in individual Statements of Work issued by Momentus and accepted by the Company from time to time, specifying the scope, pricing, and delivery schedule for the applicable goods and services.

On April 14, 2025, Momentus issued to Velo3D an aggregate of 477,455 shares of Class A Common Stock and 673,408 shares of non-voting Momentus Series A Convertible Preferred Stock, par value $0.00001 per share for goods and services that will be delivered over the term of the MSA. Each share of Momentus Series A Convertible Preferred Stock is convertible into ten shares of Class A Common Stock, subject to the limitations in the Momentus Certificate of Designations of Preferences, Rights and Limitations of Momentus Series A Convertible Preferred Stock, including that Velo3D hold no more than 9.99% of the outstanding shares of Momentus’ Common Stock at any time.

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

The Company has evaluated the accounting treatment to record the customer liabilities, and for the equity received under the MSA with Momentus, has determined that the arrangement does not currently meet the criteria to be accounted for under ASC Topic 606, Revenue, as the Company cannot identify the specific goods and services to be transferred or the related payment terms. The Company will reassess the accounting for the MSA upon the execution of a Statement of Work.

The Company evaluated the MSA to determine whether any embedded feature of the MSA potentially qualifies as a derivative required to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging. The Refund Provision clause requires the Company to refund a portion of the share-based consideration received if services are not rendered, with the refund amount limited to the lesser of a specified threshold or the net proceeds from the sale of Momentus shares. Management determined that the Refund Provision is required to be bifurcated from the MSA and accounted for separately as a derivative liability. However, based on a valuation analysis as of September 30, 2025, the fair value of the embedded derivative was determined to be de minimis. Accordingly, no separate recognition of the embedded derivative was made in the unaudited condensed consolidated interim financial statements.

On August 14, 2025, Momentus executed a waiver of its rights under the MSA to cancel or require forfeiture of any unsold shares upon expiration or termination of the agreement. As a result, the Company obtained an unconditional right to retain the shares and a corresponding obligation to sell them, both of which are measured at fair value. In the event the MSA is terminated or expired, the number of shares that remain unsold by Velo3D shall continue to be held by Velo3D as outlined in the terms of the MSA amendment dated August 14, 2025. In the event the MSA is terminated or expired, remaining funds in the Prepaid Reserve related to the Refund Provision and work product shall be returned to the respective parties.

The August 14, 2025 amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal.

As of September 30, 2025, the Momentus liabilities are recorded under accrued expenses and other current liabilities as Customer liabilities - prepaid reserve of $0.8 million and Customer liabilities - noncash consideration of $6.8 million. See Note 6, Balance Sheet Components - Accrued Expenses and Other Current liabilities. For the three and nine months ended September 30, 2025, no revenue related to this MSA has been recognized.

On October 17, 2025, the Company completed the conversion of 126,000 preferred shares into 1,260,000 of common stock. As of the November 5, 2025, the Company sold 69,860 of Momentus common shares for net proceeds of less than $0.1 million.

Note 17. Subsequent Events

Subsequent events were evaluated through the filing date of this Form 10-Q, and no events requiring adjustment or disclosure were identified, other than items disclosed above in Note 16, Momentus Master Service Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-looking Statements” herein. During the fiscal year ended December 31, 2024, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Notes 2 and 16 to the unaudited condensed consolidated interim financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

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

Our Sapphire Family of Printers gives our customers who are in space, aviation, defense, automotive, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is years ahead of competitors.

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

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bears interest at a rate of 60.0% per annum, was payable in full on April 7, 2025 in the amount of $5,750,000 and given it was not paid on or prior to such date, continues to accrue interest at the same rate until paid. The January Note may be prepaid in whole or in part at any time without penalty or premium and is convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $23.40 per share. On April 7, 2025, the Company made a payment of $750,000, covering the first three months of interest on the January Note.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc., an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, (the first tranche and second tranche were received by the Company on February 10, 2025 and March 20, 2025, respectively), in the amount of $5,750,000 and given it was not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $15.00 per share.

On August 14, 2025, the Company amended the January Note (the "January Note Amendment"), which amended certain provisions of the January Note, including: an extension of the maturity date under the January Note to February 14, 2027; a reductions of the interest rate under the January Note to 12%; and an adjustment of the fixed conversion price to 16.38 per share. On August 14, 2025, the Company also amended the February Note (the “February Note Amendment”) which, amended certain provisions of the February Note, including: an extension of the maturity dates for each tranche under the February Note to February 14, 2027; a reduction of the interest rate under the February Note to 12%; and an adjustment of the fixed conversion price to 10.50 per share. The Company has evaluated that the note amendments are both treated as a debt modification under ASC Topic 470, Debt.

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

See Note 1, Description of Business and Basis of Presentation, for additional information on the 2025 reverse stock split in the notes to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

August 2025 Offering

On August 19, 2025, Velo3D, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the public offering of 5,833,333 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share, at a purchase price per share of $3.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to an additional 875,000 shares of common stock at the Offering Price, less any underwriting discounts and commissions, which was exercised in full.

The August 2025 Offering closed on August 20, 2025. Gross proceeds of $20.1 million was received from the August 2025 Offering of 5,833,333 shares of the Company's common stock ($17.5 million) and the exercise of the Representative option to purchase 875,000 shares of common stock. Net proceeds from the offering were approximately $17.8 million after deducting $2.3 million in the underwriting discounts and commissions, and other estimated offering expenses payable by the Company for legal and audit services. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, management believes that substantial doubt exists about the Company's ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our debt obligations for at least the next 12 months. The Company will need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

Amendment to Company’s Certificate of Incorporation allowing stockholders to act by written consent

On June 27, 2025, the stockholders of the Company, approved an amendment (“the Written Consent Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation’), to remove Section 1 of Article VIII of the Certificate of Incorporation, which prohibited stockholder action by written consent without a stockholder meeting. On July 1, 2025, the Written Consent Amendment was filed with the Secretary of State of the State of Delaware. As a result of the Written Consent Amendment, stockholders are now permitted to act by written consent to the extent permitted under the Delaware General Corporation Law.

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue ($ in millions)	$14	$8	$37	$28
Bookings ($ in millions)	$18	$6	$38	$28
Backlog ($ in millions)	$21	$21	$21	$21

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2025 and 2024, sales to the top three customers accounted for 50.9% and 82.0%, respectively, of our revenue. Of the top three customers for the three months ended September 30, 2025, two customers were different from the top three customers for the comparable period in 2024. For the nine months ended September 30, 2025 and 2024, sales to the top three customers accounted for 36.7% and 51.7%, respectively, of our revenue. Of the top three customers for the nine months ended September 30, 2025, two customers were different from the top three customers for the comparable period in 2024.

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

3D Printer financial statement line item changed to "3D Printer and Parts"

3D Printer revenue and 3D Printer Cost of revenues have historically included systems and printed parts, and consumables. The name change from Revenue - 3D Printer to "3D Printer and parts" and Cost of Revenue - 3D Printer to "3D Printer and parts" clarifies where the Rapid Production Solutions printed parts revenue and cost of revenue are presented.

3D Printer and parts sale transactions - fixed purchase price model. The timeframe from order to completion of the site acceptance test usually occurs over three to nine months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to the 3D Printer is recognized at a point in time, which occurs upon transfer of control to the customer at shipment.

The initial sales of 3D Printers and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgment and is periodically updated as new relevant information becomes available.

Other revenue included under 3D Printer and parts sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer at shipment.

Rapid Production Solutions ("RPS") - RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to manufacture custom metal components in order to accelerate the path to production for our customers. RPS revenue is included under 3D Printer and parts revenue.

Recurring Payment transactions - our leased 3D Printer transactions. We define our Recurring Payment transactions as operating leases. Under the leased 3D Printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in some instances the lease term is longer.

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

Cost of Revenue

Our cost of revenue includes the “Cost of 3D Printer and Parts,” “Cost of Recurring Payment” and “Cost of Support Services.”

Cost of 3D Printer and parts includes the manufacturing cost of our components and subassemblies purchased from vendors for the assembly, as well as raw materials and assemblies, shipping costs, cost of RPS solutions, and other directly associated costs. Cost of 3D Printers also includes allocated overhead costs from headcount-related costs, such as salaries, stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.

Cost of RPS includes cost of raw materials, typically metal powder feedstock, direct and indirect labor, depreciation of 3D printers and other related equipment and facilities, utilities such as electricity and specialty gases, shipping costs and other directly associated costs. Cost of RPS is included under 3D Printer and parts cost of revenue.

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

Gain (loss) on debt extinguishment

Gain (loss) on debt extinguishment relates to the loss recorded in accordance with the Third Note Amendment in July 2024.

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

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2025 and 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$11,993	$1,049	$10,944	1043.3%
Recurring payment	—	192	(192)	(100.0)%
Support services	1,351	2,006	(655)	(32.7)%
Other	296	5,000	(4,704)	(94.1)%
Total Revenue	13,640	8,247	5,393	65.4%
Cost of revenue
3D Printer and parts	11,855	2,224	9,631	433.0%
Recurring payment	—	195	(195)	(100.0)%
Support services	1,352	1,757	(405)	(23.1)%
Total cost of revenue	13,207	4,176	9,031	216.3%
Gross profit (loss)	433	4,071	(3,638)	(89.4)%
Operating expenses
Research and development	3,042	4,438	(1,396)	(31.5)%
Selling and marketing	1,984	3,099	(1,115)	(36.0)%
General and administrative	6,037	15,410	(9,373)	(60.8)%
Total operating expenses	11,063	22,947	(11,884)	(51.8)%
Loss from operations	(10,630)	(18,876)	8,246	(43.7)%
Interest expense	(1,198)	(3,560)	2,362	(66.3)%
Gain on fair value of warrants	—	9,221	(9,221)	(100.0)%
Gain on fair value of contingent earnout liabilities	—	58	(58)	(100.0)%
Loss on debt extinguishment	—	(7,525)	7,525	(100.0)%
Other expense, net	(11)	(2,443)	2,432	(99.5)%
Loss before benefit for income taxes	(11,839)	(23,125)	11,286	(48.8)%
Benefit for income taxes	14	—	14	—
Net loss	$(11,825)	$(23,125)	$11,300	(48.9)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$11,993	87.9%	$1,049	12.7%	$10,944	1043.3%
Recurring payment	—	—	192	2.3%	(192)	(100.0)%
Support services	1,351	9.9%	2,006	24.3%	(655)	(32.7)%
Other	296	2.2%	5,000	60.6%	(4,704)	(94.1)%
Total Revenue	$13,640	100.0%	$8,247	100.0%	$5,393	65.4%

Total revenue for the three months ended September 30, 2025 and 2024 was $13.6 million and $8.2 million, respectively, an increase of $5.4 million, or 65.4%.

3D Printer and parts sales were $12.0 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $10.9 million. The increase in revenue was primarily attributed to the product mix and the number of systems sold. The 3D Printer and parts sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was $0.0 million for the three months ended September 30, 2025 and $0.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions in 2025 compared to 2024.

Our Support Services revenue was $1.4 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $0.7 million. Support Services revenue is primarily due to services provided to customers based on the installed base requiring preventive maintenance and other support services.

Other revenue was $0.3 million and $5.0 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024, the Company granted license rights in our IP technology in exchange for $5.0 million non-recurring revenue with a customer.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended September 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers and parts	$11,855	89.8%	$2,224	53.3%	$9,631	433.0%
Cost of Recurring Payment	—	—	195	4.7%	(195)	(100.0)%
Cost of Support Services	1,352	10.2%	1,757	42.1%	(405)	(23.1)%
Total Cost of Revenue	$13,207	100.0%	$4,176	100.0%	$9,031	216.3%

Total cost of revenue for the three months ended September 30, 2025 and 2024 was $13.2 million and $4.2 million, respectively, an increase of $9.0 million, or 216.3%.

Cost of 3D Printer and parts was $11.9 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $9.6 million was due to the increased number of systems sold for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The Cost of 3D Printer and parts also included cost for printed parts and consumables. We expect the cost to manufacture new systems in 2025 to improve as a result of overhead and fixed cost reduction efforts implement in late 2024.

Cost of Recurring Payment was $0.0 and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $0.2 million was primarily due to a decrease in depreciation of the equipment subject to operating lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Cost of Support Services was $1.4 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. Cost of Support Services decreased by $0.4 million, due to reliability improvement efforts that the Company undertook in 2024 leading to lower field service engineering labor and overhead for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system reliability improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 96.8% and 50.6% for the three months ended September 30, 2025 and 2024, respectively. The increase in the cost of revenue as a percentage of revenue was primarily driven by the increased number of systems sold for the three months ended September 30, 2025, compared to the three months ended September 30, 2025.

We may experience increasing component costs from our suppliers due to international tariffs and our current financial situation. We are currently unable to secure credit terms and volume discounts with our suppliers, causing us to pay a premium, in advance, or source from alternate suppliers at unfavorable terms for our products. This has negatively impacted our cost of revenue and will continue to negatively impact our cost of revenue until our financial condition improves and costs associated with tariffs ease.

Gross Profit (Loss) and Gross Margin

Total gross profit was $0.4 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was 3.2% and 49.4% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross profit for the three months ended September 30, 2025 was primarily attributable to the other revenue non-recurring license fee during the three months ended September 30, 2024, as compared to the three months ended September 30, 2025.

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

Due to the aforementioned trends in customer orders and component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial condition improves.

Research and Development Expenses

Research and development expenses were $3.0 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1.4 million. The decrease in research and development expenses was driven by a $0.6 million decrease in headcount, salaries and employee-related expenses, a decrease of $0.4 million in stock-based compensation, and a decrease of $0.4 million in research and development expenses.

We expect research and development costs to remain at similar levels for the remainder of 2025 due to the maturation of our Sapphire family of systems and certain investments in improvements in our current product line, and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $2.0 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1.1 million. The decrease was attributable to a decrease of $1.0 million in headcount, salaries and employee-related expenses, and a $0.1 million decrease in stock-based compensation. Marketing costs and initiatives spending remained consistent for three months ended September 30, 2025 and 2024.

We expect selling and marketing expenses to increase for the remainder of 2025 as we re-engage with key customers and drive RPS traction. During the remainder of 2025, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $6.0 million and $15.4 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $9.4 million. The decrease was attributable to a decrease of $0.1 million in headcount, salaries and employee-related expenses, a $0.7 million decrease in stock-based compensation, a decrease of $1.9 million in legal, professional fees and general and administrative expenses, and a non-recurring bad debt write down of $6.7 million in the three months ended September 30, 2024.

We expect general and administrative expenses to decrease as a result of savings from our reduction in force implemented in late 2024. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2025 as we continue to reduce our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs, negotiating with vendors for improved pricing and enterprise level efficiency improvements.

Interest Expense

Interest expense was $1.2 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively, due to the reduction in Senior Secured Notes, which was offset by the issuance of the Secured Convertible Notes.

We expect our interest expense will continue to decrease as a result of our amendments to the interest rates.

Gain (loss) on Fair Value of Warrants

The gain on fair value of warrants was $0.0 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was $0.0 and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price.

Gain (loss) on debt extinguishment

The gain (loss) on debt extinguishment was $0.0 million and ($7.5) million for the three months ended September 30, 2025 and 2024, respectively, and was related to the Third Note Amendment ("Third Note Amendment") related to the Secured Notes with High Trail Investments On LLC and an affiliated institutional investor on July 1, 2024, in accordance with the warrant issuance. The Third Note Amendment and concurrent issuance of warrants constituted a substantial change to the Secured Notes resulting in a debt extinguishment.

Other Income (Expense), Net

Other expense, net was less than $0.1 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024, $2.4 million loss was related to the initial measurement of the August 2024 inducement warrants.

Income Taxes

No provision for federal and state income taxes was recorded for both the three months ended September 30, 2025 and 2024 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2025 and December 31, 2024.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in the remainder of 2025and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Comparison of the Nine Months Ended September 30, 2025 and 2024:

The following table summarizes our historical results of operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$31,598	$17,388	$14,210	81.7%
Recurring payment	70	954	(884)	(92.7)%
Support services	4,500	5,035	(535)	(10.6)%
Other	364	5,000	(4,636)	(92.7)%
Total Revenue	36,532	28,377	8,155	28.7%
Cost of revenue
3D Printer and parts	33,389	22,362	11,027	49.3%
Recurring payment	12	742	(730)	(98.4)%
Support services	3,589	6,914	(3,325)	(48.1)%
Total cost of revenue	36,990	30,018	6,972	23.2%
Gross loss	(458)	(1,641)	1,183	(72.1)%
Operating expenses
Research and development	8,162	14,026	(5,864)	(41.8)%
Selling and marketing	4,815	12,181	(7,366)	(60.5)%
General and administrative	21,205	32,998	(11,793)	(35.7)%
Total operating expenses	34,182	59,205	(25,023)	(42.3)%
Loss from operations	(34,640)	(60,846)	26,206	(43.1)%
Interest expense	(3,840)	(12,920)	9,080	(70.3)%
Gain (loss) on fair value of warrants	(1,044)	31,911	(32,955)	(103.3)%
Gain on fair value of contingent earnout liabilities	—	1,445	(1,445)	(100.0)%
Loss on warrant cancellation	(11,357)	—	(11,357)	—
Loss on debt extinguishment	—	(7,525)	7,525	(100.0)%
Other expense, net	(28)	(3,676)	3,648	(99.2)%
Loss before (provision) benefit for income taxes	(50,909)	(51,611)	702	(1.4)%
(Provision) benefit for income taxes	(83)	—	(83)	—
Net loss	$(50,992)	$(51,611)	$619	(1.2)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2025		2024		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$31,598	86.5%	$17,388	61.3%	$14,210	81.7%
Recurring payment	70	0.2%	954	3.4%	(884)	(92.7)%
Support services	4,500	12.3%	5,035	17.7%	(535)	(10.6)%
Other Revenue	364	1.0%	5,000	17.6%	(4,636)	(92.7)%
Total Revenue	$36,532	100.0%	$28,377	100.0%	$8,155	28.7%

Total revenue for the nine months ended September 30, 2025 and 2024 was $36.5 million and $28.4 million, respectively, an increase of $8.2 million, or 28.7%.

3D Printer and parts sales were $31.6 million and $17.4 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $14.2 million. The increase in revenue was primarily attributed to product mix and the number of systems sold. The 3D Printer and parts sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was less than $0.1 million for the nine months ended September 30, 2025 and $1.0 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a revenue reduction related to fewer operating lease transactions.

Our Support Services revenue was $4.5 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $0.5 million. The decrease in Support Services revenue was primarily due to services provided to customers based on the installed base requiring preventive maintenance and other support services.

Other revenue was $0.4 million and $5.0 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, the Company granted license rights in our IP technology in exchange for $5.0 million non-recurring revenue with a customer.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Nine Months Ended September 30,
	2025		2024		Change	%
Cost of Revenue
Cost of 3D Printers and parts	$33,389	90.3%	$22,362	74.5%	$11,027	49.3%
Cost of Recurring Payment	12	0.0%	742	2.5%	(730)	(98.4)%
Cost of Support Services	3,589	9.7%	6,914	23.0%	(3,325)	(48.1)%
Total Cost of Revenue	$36,990	100.0%	$30,018	100.0%	$6,972	23.2%

Total cost of revenue for the nine months ended September 30, 2025 and 2024 was $37.0 million and $30.0 million, respectively, an increase of $7.0 million, or 23.2%.

Cost of 3D Printer and parts was $33.4 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $11.0 million was due to the increased number of systems sold for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and the higher overhead and labor absorption to manufacture the systems which were started in 2024 and sold in 2025, offset by the product mix and decrease in the number of systems sold, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The Cost of 3D Printer and parts also included cost for printed parts and consumables.

Cost of Recurring Payment was less than $0.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $0.7 million was primarily due to a decrease in depreciation of the equipment subject to operating lease and allocable Cost of Support Services as a result of fewer 3D Printers in service in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Cost of Support Services was $3.6 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively. Cost of Support Services decreased by $3.3 million, due to reliability improvement efforts that the Company undertook in 2024 leading to lower field service engineering labor and overhead in September 30, 2025, compared to September 30, 2024. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system reliability improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 101.3% and 105.8% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by product mix and improvements in the number of systems sold and the average selling price of 3D Printers.

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

Gross Profit (Loss) and Gross Margin

Total gross loss was $0.5 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was (1.3)% and (5.8)% for the nine months ended September 30, 2025 and 2024, respectively. The improvement in gross loss for the nine months ended September 30, 2025 was primarily attributable to the number of systems sold, product mix and improvements in the average selling price of 3D Printers, offset by the historical higher manufacturing cost of systems started in 2024 but sold in 2025 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Our gross loss and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in materials and shipping costs;
•
Production volumes that may impact factory overhead absorption;
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors, on our Cost of Support Services.

Due to the aforementioned trends in customer orders and component costs, our gross loss and gross margin have been and will continue to be negatively impacted until our financial condition improves.

Research and Development Expenses

Research and development expenses were $8.2 million and $14.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $5.9 million. The decrease in research and development expenses primarily driven by a $3.0 million decrease in headcount, salaries and employee-related expenses, a decrease of $1.8 million in stock-based compensation, a decrease of $1.1 million in other research and development expenses.

We expect research and development costs to remain at similar levels for the remainder of 2025 due to the maturation of our Sapphire family of systems and certain investments in improvements in the current product line and to increase in the long term as we continue to invest in enhancing and advancing our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $4.8 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $7.4 million. The decrease was primarily attributable to a decrease of $6.0 million in headcount, salaries and employee-related expenses and a $1.4 million decrease in stock-based compensation.

We expect selling and marketing expenses to increase for the remainder of 2025 as we re-engage with key customers and drive RPS traction. During the remainder of 2025, we intend to continue our focus on certain markets that show strong attendance at additive manufacturing conferences to build product awareness.

General and Administrative Expenses

General and administrative expenses were $21.2 million and $33.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $11.8 million. The decrease was primarily attributable to a $1.8 million decrease in headcount, salaries and employee-related expenses, a $0.6 million decrease in stock-based compensation, a $1.1 million decrease in facilities related expenses and a $1.6 million decrease in legal and other professional services, and a non-recurring bad debt write down of $6.7 million in the nine months ended September 30, 2024.

We expect general and administrative expenses to decrease as a result of savings from our reduction in force implemented in late 2024. We continue to focus on our company-wide initiatives to reduce operating costs for the remainder of 2025 as we continue to reduce our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs, negotiating with vendors for improved pricing and enterprise level efficiency improvements.

Interest Expense

Interest expense was $3.8 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively, due to the reduction in Senior Secured Notes and offset by the issuance of the Secured Convertible Notes.

We expect our interest expense will continue to decrease as a result of our amendments to the interest rates.

Gain (loss) on Fair Value of Warrants

The change in fair value of warrants resulted in a gain (loss) of ($1.0) and $31.9 million for the nine months ended September 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Gain (loss) on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was $0.0 and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively, and was related to the non-cash fair value change of the earnout liabilities driven by the relative change in our stock price.

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million and $0.0 for the nine months ended September 30, 2025 and 2024, respectively, and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Gain (loss) on debt extinguishment

The gain (loss) on debt extinguishment was $0.0 million and ($7.5) million for the nine months ended September 30, 2025 and 2024, respectively, and was related to the Third Note Amendment related to the Secured Notes with High Trail Investments On LLC and an affiliated institutional investor on July 1, 2024, in accordance with the warrant issuance. The Third Note Amendment and concurrent issuance of warrants constituted a substantial change to the Secured Notes resulting in a debt extinguishment.

Other Income (Expense), Net

Other expense, net was less than $0.1 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, $2.4 million loss was related to the initial measurement of the August 2024 inducement warrants.

Income Taxes

No provision for federal and state income taxes was recorded for both the nine months ended September 30, 2025 and 2024 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2025 and December 31, 2024.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had approximately $11.8 million in cash and short-term investments and $6.7 million in accounts receivable. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Purchase commitments (purchase orders) of $5.3 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder of 2025. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and the Secured Notes, the January Note, and the February Note. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

During the nine months ended September 30, 2025, we experienced less revenue growth than expected due to our focus on improving the reliability of systems and working on restoring market confidence with our high-value customers with the new executive leadership team. As of September 30, 2025, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this Quarterly Report. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements. See Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Additionally, our recent and projected financial results, and the related conditions that raise substantial doubt about our ability to continue as a going concern, and general concerns among potential investors and creditors about our financial well-being, may make cost cutting activities and securing additional financing on commercially reasonable terms (if at all) or in an amount sufficient to fund our operations for at least 12 months especially difficult.

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

Debt Facilities

As of September 30, 2025, our debt arrangements comprised the Secured Notes, the January Notes, and the February Notes, of which we had approximately $23.0 million aggregate principal amount outstanding as of September 30, 2025.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates may have a material impact on annualized interest expense.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(19,590)	$(30,465)	$10,875
Net cash (used in) provided by investing activities	$(2,112)	$6,644	$(8,756)
Net cash provided by financing activities	$32,323	$958	$31,365

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $19.6 million, consisting primarily of a net loss of $51.0 million, non-cash loss of $27.8 million described below, and a decrease in net operating assets of $3.6 million. The cash used from net operating assets was comprised of a decrease from other assets of $5.9 million, a decrease from accounts receivable of $2.9 million, a decrease from contract assets of $2.9 million, a decrease from contract liabilities of $2.0 million, a decrease from accounts payable of $1.8 million, and a decrease from other net operating assets of $0.5 million, and offset by an increase from inventories of $11.3 million, and an increase from accrued expenses and other liabilities of $8.3 million. The non-cash loss of $27.8 million primarily consisted of the loss on cancellation of warrants of $11.4 million, stock-based compensation expense of $9.1 million, and the loss on fair value of warrants of $1.0 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $30.5 million, consisting primarily of a net loss of $51.6 million, non-cash gain of $13.2 million described below, and a decrease in net operating assets of $8.0 million. The decrease in net operating assets was comprised a decrease from accounts receivable of $7.4 million due to timing of customer payments, and a decrease in accrued expenses and other current liabilities of $1.1 million, and a decrease from other net operating assets of $0.9 million, offset by an increase in contract liabilities of $6.4 million, an increase from other assets of $3.6 million, an increase in contract assets of $3.5 million, an increase from prepaid expenses of $2.2 million related to insurance and vendor prepayments, an increase from inventories of $1.7 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production. The noncash gain of $13.2 million primarily consisted of the gain on fair value of warrants of $31.9 million, and the gain on fair value of contingent earnout liabilities of $1.4 million, offset by the stock-based compensation expense of $13.0 million, depreciation and amortization of $3.9 million, amortization of debt discount and deferred financing costs of $7.3 million, loss on debt extinguishment of $7.5 million and non-cash cost of issuance of common stock warrants in connection with the BEPO Offering of $8.0 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2025 was $2.1 million, consisting of purchases of property and equipment of $2.1 million.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $6.6 million, consisting of the sale of available for sale securities of $3.2 million, and maturities of available-for-sale investment securities of $3.5 million.

We expect our capital expenditures to increase in 2025 compared to 2024 as we invest in printer capacity and related facilities for RPS.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $32.3 million, consisting of $17.8 million net proceeds from the August 2025 Offering and $15.0 million net proceeds from the issuance of the January Note and the February Note, offset by the repayment of the secured notes of $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.0 million, consisting of proceeds of $10.7 million from the capital raise, proceeds from the August Warrant Inducement of $1.7 million, and $0.3 million from the issuance of common stock upon exercise of stock options, offset by the repayment of the secured notes of $11.8 million.

We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Secured Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, except as discussed below, we did not have any off-balance sheet arrangements.

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

We will elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Please refer to Note 2. Summary of Significant Accounting Policies, of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2025 and 2024.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in adjustments to accounts receivable, inventory, other current assets, current and non-current contract liabilities, accrued expenses and other current liabilities which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2019, 2020 and 2021 and as of and for the interim periods ended September 30, 2021 and December 31, 2021. These material weaknesses also resulted in the revision of our consolidated financial statements for the year ended December 31, 2022 and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Also, these material weaknesses resulted in an uncorrected misstatement to inventories and cost of revenue and adjustments to debt – current portion and long-term debt, other income, additional paid in capital, gain on fair value of warrants, interest expense, revenue and contract assets, and loss on debt extinguishment which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023 and accounts receivable and contract assets as of and for the interim period ended September 30, 2025. These material weaknesses also resulted in adjustments to interest expense, debt – current portion, additional paid-in capital, warrant liabilities, contingent earnout liabilities and gain (loss) on fair value of contingent earnout liabilities, which were recorded prior to the issuance of the unaudited condensed consolidated interim financial statements as of and for the interim period ended September 30, 2025. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses remaining as of September 30, 2025, including the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; and designing and implementing controls over the preparation and review of journal entries and account reconciliations. Additionally, we will need to hire and train additional accounting and IT personnel to further bolster our technical accounting and IT capabilities. We have also begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

We believe ongoing progress has been taken toward the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The measures that we will take are subject to continued testing with both internal and external resources, ongoing senior management review, as well as quarterly updates to our audit committee to provide oversight on the internal control environment. We will not be able to conclude whether the measures we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Item 1A of each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which is having a material adverse impact on our business.

As of September 30, 2025, the Company had approximately $11.8 million in cash and short-term investments and $6.7 million in accounts receivable. This amount is insufficient to satisfy the Company's short term obligations including accounts payable of $11.3 million and $23.0 million in Secured and Convertible Notes as of September 30, 2025.

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

Government shutdowns could disrupt our operations, supply chain, and customer relationships, which could materially adversely affect our business, financial condition, and results of operations

The most recent federal U.S. government shutdown began on October 1, 2025, after Congress failed to pass funding legislation. If there is a protracted U.S. government shutdown, it raises significant risks to our business operations and financial performance. Government shutdowns could create significant disruptions for U.S. manufacturers through delayed procurement processes, supply chain disruptions, and reduced access to economic planning data. Manufacturing companies face delays in regulatory approvals and export licenses from the Department of Commerce, which could directly impact our operations and customer deliveries.

The duration and scope of the current government shutdown, and any future shutdowns, remain uncertain. The longer a shutdown persists, the greater the potential negative impact on our business, suppliers, customers, and the overall economy. We cannot predict when the current shutdown will end or whether there will be additional shutdowns in the future, and we may not be able to mitigate all of the adverse effects of such events on our business and operations.

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

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (“DDTC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. In February 2025, President Donald J. Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. On June 10, 2025, the U.S. Department of Justice issued new enforcement guidelines which set forth an approach to FCPA enforcement that is explicitly aimed at promoting U.S. economic interests and national security. It is unclear how these new guidelines may affect our industry as a whole or our business in particular.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
1.1

Underwriting Agreement, dated as of August 19, 2025, between the Company and Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 20, 2025)

3.1	Certification of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 5, 2021)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2025)
10.1	January Note Amendment, dated as of August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2025)
10.2	February Note Amendment, dated as of August 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2025)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELO3D, INC.

Date: November 12, 2025	By:	/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer, Principal Financial Officer and Authorized Officer