Form 10-K
period 2025-12-31
Velo3D, Inc.
filed 2026-03-31
CIK 1825079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39757

Velo3D, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court,	94538
Fremont, California
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	VELO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Warrants to purchase one share of common stock, each at an exercise price of $6,037.50 per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $7.20 for the registrant's common stock, as reported on the OTCQX Best Market, was approximately $101.3 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of the shares of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 24, 2026, there were 26,216,822 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Explanatory Note – Certain Defined Terms

Unless otherwise stated in this Annual Report on Form 10-K (this "Annual Report") or the context otherwise requires, references to:

“2022 Private Warrant” means the warrant to purchase up to 134 shares of common stock issued to Silicon Valley Bank in conjunction with the joinder and fourth loan modification agreement.

“Additional Secured Convertible Notes” means up to an additional $35.0 million in aggregate principal amount of our senior secured convertible notes due 2026 we have granted the holders of the Secured Notes the right to purchase so long as the notice to exercise such option was provided no later than the August 14, 2025.

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

“DGCL” means the General Corporation Law of the State of Delaware.

“Earnout Shares” means up to 41,444 shares of our common stock issuable pursuant to the Business Combination Agreement to certain Legacy Velo3D equity holders upon the achievement of certain vesting conditions.

“Equity Incentive Plan” means the Velo3D, Inc. 2021 Equity Incentive Plan.

“ESPP” means the Velo3D, Inc. 2021 Employee Stock Purchase Plan.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means United States generally accepted accounting principles.

“IPO” means the Company’s initial public offering, consummated on December 7, 2020, of 65,715 units (including 8,572 units that were issued to the underwriters in connection with the exercise in full of their over-allotment option) at $5,250.00 per unit.

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

“Merger Sub” means Spitfire Merger Sub, Inc., a Delaware corporation.

"Notes" means the Secured Notes and the Secured Convertible Notes.

“NYSE” means the New York Stock Exchange.

"placement agent warrants" means the warrants to purchase up to 3,429 shares of common stock issued to the placement agent in connection with our Registered Direct Offering.

“private placement warrants” means the 8,477 warrants originally issued to the Sponsor in a private placement in connection with our IPO.

“public shareholders” means holders of public shares.

“public warrants” means the 16,429 warrants included in the units issued in our IPO.

“Registered Direct Offering” means our December 2023 $18,000,000 registered direct offering of 68,573 shares of common stock and RDO warrants to purchase 68,573 shares of common stock.

“RDO warrants” means the warrants to purchase up to 68,573 shares of common stock issued in our Registered Direct Offering.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002.

“SEC” means the United States Securities and Exchange Commission.

“Secured Notes” means our senior secured notes due 2026, as amended, of which we had approximately $3.2 million aggregate principal amount outstanding as of December 31, 2025.

“Secured Convertible Notes” means our senior secured convertible notes due 2026, of which we had none outstanding as of December 31, 2025.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
our market opportunity;
•
our expectations regarding our customers’ growing demand for additive manufacturing solutions;
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
•
our expectations to bring and scale parts production with improvements in utilization efficiency and to enhance and advance our portfolio of AM solutions;
•
our capital requirements and needs for additional financing;
•
our expected financial performance;
•
our expectations regarding system sales, gross margin, revenues, and cash used in operating activities;
•
our expectations concerning the cost to manufacture new systems and costs of revenue;
•
our expectations regarding research and development costs, as well as selling, general and administrative, interest and marketing expenses; and

•
our expectations regarding capital expenditures.

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
•
Our limited operating history and history of operating losses make it difficult to evaluate our business and prospects, and we may not achieve or maintain profitability.
•
We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•
Our use of equipment financing, sale-leaseback arrangements and other asset monetization transactions may increase our fixed obligations, reduce operational flexibility and expose us to default, repossession and refinancing risk.
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
•
Demand from defense, aerospace and government-related customers may increase, but we may be unable to timely and effectively satisfy such demand, and any failure to do so could expose us to operational, contractual, regulatory and reputational risks.
•
Our participation in defense and government-related programs may subject us to heightened contractual, regulatory, cybersecurity, export control and audit requirements, and any failure to comply could result in penalties, loss of business and reputational harm.
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
•
Some of our arrangements for additive manufacturing solutions contain customer-specific provisions that may impact the period in which we recognize the related revenues under GAAP.
•
We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.
•
Our current levels of insurance may not be adequate for our potential liabilities.
•
Changes in tax laws or tax rulings could materially affect our financial position, results of operations and cash flows.
•
Some members of our management have limited experience in operating a public company.
•
Market conditions, economic uncertainty or downturns could adversely affect our business and operating results.
•
The ongoing conflict with Iran may affect demand for our products and could create supply chain challenges.
•
We may be adversely affected by the effects of inflation or possible stagflation
•
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
•
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
•
Additive manufacturing technologies have been identified by the U.S. government as sensitive and emerging technologies with potential national security implications, and existing or future export controls, end-use and end-user restrictions, sanctions and other trade regulations could materially limit our ability to sell, service and support our solutions in international markets.
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
•
The use of artificial intelligence and machine learning technologies in our business operations and product offerings may expose us to risks that could harm our competitive position and have a material adverse effect on our business and results of operations.
•
Third-party lawsuits and assertions to which we are subject alleging our infringement of patents, trade secrets or other IP rights may have a significant adverse effect on our financial condition.
•
We may incur substantial costs enforcing and defending our IP rights
•
If we are unable to adequately protect or enforce our IP rights, such information may be used by others to compete against us.
•
Our additive manufacturing software contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products.

Risks Related to Our Common Stock and Our Public Warrants

•
Our Chief Executive Officer and his affiliated entities have significant influence over matters submitted to our stockholders for approval and over our corporate affairs, and their interests may differ from those of our other stockholders.
•
Substantial sales of our common stock could cause the price of our common stock to decline.
•
Warrant holders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if such warrant holders do so, they will receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.
•
We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•
The public warrants and the private placement warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•
The price of our common stock may be volatile.
•
Sales of our common stock either by us or our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.
•
To the extent any of our outstanding warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•
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
•
We may redeem the unexpired public warrants prior to their exercise at a time that is disadvantageous to them, thereby making their public warrants worthless.
•
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
•
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.
•
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure will continue to increase our costs and the risk of non-compliance.
•
Delaware law and our Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•
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
•
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
•
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

PART I

Item 1. Business.

Overview

We are a production-focused metal additive manufacturing technology company that develops and manufactures advanced metal additive manufacturing systems and provides production and engineering services that enable customers to manufacture high-value metal parts at scale.

Additive manufacturing (“AM”), also referred to as three-dimensional printing (“3D printing”), has historically been used primarily for prototyping and limited production applications. We believe the industry is transitioning toward production-scale deployment, particularly in defense, aerospace, energy and other industrial markets where supply chain resilience, rapid innovation cycles and complex engineering requirements are critical.

Our business combines two complementary operating models:

•
Equipment sales, consisting primarily of our Sapphire family of metal additive manufacturing systems and associated software; and
•
Production and engineering services, delivered through our Rapid Production Solutions (“RPS”) offering and Expert Services organization.

Together, these models allow customers to adopt additive manufacturing through printer ownership, service-based production or hybrid manufacturing deployments driven by program requirements, capital availability and manufacturing readiness.

We aim to enable our customers to build resilient supply chains for production parts across industries with a clear, reliable path from concept to production through our RPS offering. RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to accelerate path to production for our customers. Our ability to match process parameters Machine to Machine ensures repeatability and eliminates the variability that often plagues traditional AM platforms. Our technology supports production of mission-critical components such as propulsion hardware, hypersonic engine parts, thermal management systems, airframe components, and advanced munitions. These capabilities contribute to reduced lead times, minimized labor costs, and enhanced readiness while ensuring secure domestic manufacturing free of foreign technology dependencies.

Our strategy is to serve as a production enabler, helping customers move from early design exploration through qualified manufacturing and into sustained full-rate production using a consistent technology platform.

Our platform combines:

•
Flow print preparation software
•
The Sapphire family of metal additive manufacturing systems
•
Assure quality assurance software
•
Our proprietary Intelligent Fusion manufacturing process

These technologies are supported by our Expert Services engineering teams and RPS production capabilities, forming an integrated manufacturing platform designed to deliver scalable, repeatable and economically viable production outcomes.

A key capability underlying our production services and commercial model is our ability to produce repeatable manufacturing outcomes across multiple systems and locations. Through validated manufacturing instructions, sometimes referred to internally as “Golden Print Files,” we capture process parameters, calibration conditions and build instructions required to manufacture a qualified part. Once established, these validated build files enable customers to reproduce parts across different Sapphire systems while targeting consistent geometry, material properties and performance outcomes.

We believe this repeatability enables a flexible production model in which customers may begin with first article and qualification builds through Velo3D-operated RPS and Expert Services and subsequently scale production through printer ownership, continued production services with Velo3D or deployment across a distributed network of contract manufacturers operating Sapphire systems.

Our Sapphire family of systems (collectively referred to as the “3D Printers”) give our customers who are in space, aviation, defense, automotive, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe that our part producibility is ahead of our competitors as a result of our tool path generation software namely “Flow” which comprises custom low angle and within part feature based process customization.

Industry Background

Traditional metal manufacturing methods such as casting, forging and machining are optimized for high-volume production but can involve long-lead times, tooling constraints and geographically complex supply chains. These limitations have become increasingly visible in industries supporting national security, aerospace systems and energy infrastructure, where program timelines and supply continuity are critical.

In addition, aerospace and defense manufacturers often face significant and unpredictable costs associated with poor quality in traditional manufacturing processes. Initial casting and tooling quotations may appear economically attractive relative to additive manufacturing; however, once tooling is developed and first articles are delivered, systematic defects can emerge across production batches. These defects may require costly rework, redesign or tooling replacement.

Unlike high-volume industries such as automotive, which can justify redevelopment of tooling and amortize such costs over production volumes in the hundreds of thousands, aerospace and defense programs typically operate at significantly lower volumes. As a result, manufacturers may not have sufficient production scale to support additional tooling investment. In these cases, customers are often forced either to accept lower performance or reliability or to incur unexpected capital expenditures and program delays.

We believe additive manufacturing offers a differentiated value proposition by enabling process validation, digital traceability and repeatable production outcomes. This capability may reduce the risk of systemic defects, improve part performance and provide greater cost predictability over the life of a program.

Additive manufacturing offers the potential to reduce these constraints; however, many legacy AM solutions have remained limited to prototyping due to challenges in repeatability, qualification and scalability.

We believe production adoption requires alignment between technology readiness and manufacturing readiness. Customers must progress from concept validation through qualified production processes before additive manufacturing becomes economically viable at scale.

Production Enablement and Adoption Model

We position our platform as a production enablement solution designed to support customers as they advance through technology readiness level (“TRL”) and manufacturing readiness level (“MRL”) progression.

Customers typically progress through the following stages:

•
Design exploration and feasibility
•
First article and process development
•
Qualification and validation
•
Low-rate initial production
•
Full-rate production deployment

Historically, progression through these stages required significant capital investment, specialized expertise and extended timelines. Our platform is designed to accelerate this progression by providing access to manufacturing capability, engineering support and validated processes without requiring customers to immediately acquire equipment.

This approach is particularly relevant for customers operating within the U.S. Department of Defense (“DoD”) ecosystem and the broader Defense Industrial Base.

Business Model

We generate revenue through a combination of printer sales and production services.

Printer Sales

We design, manufacture and sell Sapphire family metal additive manufacturing systems to customers operating additive manufacturing capability within their own facilities. Printer sales typically include software licenses, installation services and initial support arrangements. Customers frequently expand deployments over time as additive manufacturing becomes embedded within production programs.

We sell our fully integrated hardware and software AM solutions through two types of transaction models: a 3D Printer sale transaction and a recurring payment transaction. Support services are included with both transaction types. A subsequent Extended Support Agreement is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately.

Recurring payment transactions are our leased 3D printer transactions. Under the leased 3D printer transaction, the customer typically pays an amount for a lease which entitles the customer to a base number of hours of usage. For usage above that level, the customer typically pays an hourly usage fee. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

Rapid Production Solutions ("RPS")

Through Rapid Production Solutions, we operate as a production services provider, manufacturing parts for customers using Velo3D-operated systems and engineering resources. RPS enables customers to access additive manufacturing without immediate capital investment and supports development, qualification and production ramp activities.

RPS may serve as:

•
An entry point for additive manufacturing adoption
•
A pathway toward printer ownership
•
Supplemental production capacity
•
An ongoing manufacturing solution

Expert Services

Our Expert Services organization provides engineering expertise supporting application identification, design optimization, qualification and production deployment. These services are frequently integrated with both printer sales and RPS engagements.

We believe the combination of equipment sales and services enables customers to adopt additive manufacturing in a manner aligned with technical readiness and economic requirements.

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

Focus on uncontested segments of the market

We focus our sales efforts on customers with a need for high-performance metal parts that require both complex geometries and reliable production scalability. Our proprietary L-PBF technology enables the production of difficult-to-manufacture components, including critical components within jet engines, fuel delivery systems and heat exchangers. While the ability to manufacture complex internal geometries is an important entry point, we believe our primary competitive advantage is enabling customers to scale production in a predictable and repeatable manner.

Our platform is designed to support process validation, qualification and repeatable outcomes across multiple systems and locations. This capability allows customers to transition from early development through sustained production while maintaining consistency in geometry, material properties and performance. In contrast, many legacy additive manufacturing solutions may be able to produce complex parts but face challenges in scaling production due to variability, limited process control or extended qualification timelines.

We generally do not compete in applications that are already well served by conventional additive manufacturing providers. Instead, we prioritize applications where customers require both technical complexity and production scalability, which we believe supports long-term customer relationships and sustainable margins.

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

Accelerate global acquisition of new customers

We plan to increase the number of customer relationships we have globally in the coming years both organically and through distribution partnerships. In addition to acquiring new customers, we believe a significant driver of international expansion will be the geographic growth of our existing customer base. Many of our customers operate globally, particularly within the aerospace and defense sectors, where production programs are frequently deployed across multiple regions.

As customers successfully validate and scale production within the United States, we believe they may expand deployment of our platform into international facilities and affiliated operations. This land-and-expand dynamic may enable us to grow revenue with existing customers as their programs scale geographically, increasing customer lifetime value and strengthening long-term strategic relationships.

We continue to leverage the success of existing deployments to support adoption across new programs and regions, while also expanding our sales organization to drive new customer acquisition. In addition to our U.S. and European sales teams, we maintain distribution relationships in the Asia-Pacific region and Austria, which support international customer engagement and service capabilities.

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

Competition

We compete with other suppliers of 3D printers and parts, materials and software, as well as with suppliers of traditional metal manufacturing solutions. We compete with these suppliers, as well as channel partners, for customers, and for certain of our products. We also compete with businesses and service bureaus that use such equipment to produce models, prototypes, molds and end-user parts. Development of new technologies or techniques not encompassed by the patents that we own may result in additional future competition.

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

Deep moat of intellectual property protections

We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. Our IP protection enables us to prevent organizations and individuals from selling or using our systems, apparatuses, devices, and software, practicing our methods, or trading in our produced parts, as these are all protected by various forms of IP protection including by our patents and trademarks granted in various jurisdictions, by our copyrights, and by our trade secrets.

As of December 31, 2025, we owned 57 issued patents of which 45 are issued U.S. patents, and 12 are issued foreign patents. We also have 34 publicly pending patent applications of which 32 are pending U.S. patent applications and two are pending foreign patent applications. Our trademarks include six registered U.S. trademarks, and 46 registered foreign trademarks. We also have one U.S. registered copyright.

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

Our Product Platforms

Since our founding in 2014, we have focused development on our primary solution, marketed as Sapphire. Sapphire is a fully integrated solution including the Flow design software and Assure quality validation software. Our software is fully integrated into the design, production and quality validation platform with our Sapphire family of systems. We maintain legal title of our software systems for products sold under both our 3D printer sale transactions and recurring payment transactions.

Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ

The Sapphire printer system is our first generation production machine. Sapphire uses L-PBF technology and supports a build module of 315 millimeter diameter by 400 millimeter tall, and volume of up to 31 liters.

Sapphire XC is our second generation of printers. The acronym XC stands for “extra capacity” and as compared to Sapphire, has a larger build module of 600 millimeter diameter by 550 millimeter tall, and volume of up to 155 liters. The Sapphire XC printer system is designed so that all recipes and parts designed for the original Sapphire printers are fully compatible with the Sapphire XC printer systems, as the new system line is designed to carry over processes and metrologies.

The Sapphire 1MZ and Sapphire XC 1MZ systems have the same functionality as the Sapphire and Sapphire XC, respectively. However, the 1MZ printers are larger having a 1000 millimeter (one meter) height build module as compared to the 400 millimeter and 550 millimeter height build module for Sapphire and Sapphire XC, respectively.

Our machines have the ability to make parts from various metals including aluminum, titanium, nickel-alloys, nickel super alloys, copper alloys, stainless steel and steel alloys. In principle, any metal that is cold-weldable is able to be used as a base metal alloy in our machines.

We currently have recipes to print from 16 different metals (e.g., alloys) and add recipes for additional metals based on customer demand. Our team of materials and metallurgy experts qualify new materials on our Sapphire family of printers based on customer requirements and feedback. Flow Developer allows companies to develop parameters for their alloys.

VELO3D
Sapphire XC

SAPPHIRE
315mm Ø x 400mm
2 lasers

SAPPHIRE 1MZ
315mm Ø x 1000mm
2 lasers

SAPPHIRE XC
600mm Ø x 550mm
8 lasers

SAPPHIRE XC 1MZ
600mm Ø x 1000mm
8 lasers

Assure

Assure is an advanced quality validation software platform that includes process metrologies to ensure repeatable, consistent part quality. The platform works with a myriad of complex sensors, which enables a path towards control modulation also known as “Closed Loop Control” of the laser systems of the Sapphire printer line, to calibrate production outcomes within prescribed tolerances.

Flow

Flow software powers the whole family of Sapphire AM printers. Our systems rely on a similar manufacturing process for all of our printer solutions. Flow is a highly advanced and proprietary software platform, which generates custom laser tool paths and process strategies in part design for unique geometric features resulting in high part producibility. It uses advanced computational algorithms to prescribe specific manufacturing laser tool paths and processes specific to the Sapphire production systems, ensuring that the 3D object is produced within the required specifications.

Flow Developer is available for users of Flow 7.0, the latest version of our print preparation software that turns traditional design files into print files. Flow Developer grants controlled editor-level access to print parameters, enabling customers to tailor process settings within validated process boundaries. This approach is designed to preserve process integrity, support repeatable production outcomes and maintain compatibility with our Golden Print File methodology.

With this access, users can import proven parameters, optimize default settings for specific applications and develop parameter sets to support new materials and novel solutions, while maintaining the ability to scale production across multiple Sapphire systems and locations. We believe this framework differentiates our platform from legacy additive manufacturing solutions, where parameter customization may reduce process consistency and limit production scalability.

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

Customers

Our customers range from small- and medium-sized enterprises to Fortune 500 companies in the space, aviation, defense, automotive, energy, semiconductor and other industrial markets.

For the year ended December 31, 2025, approximately 56% of our revenue was derived from defense-related programs, 24% from aerospace and aviation programs, and the remaining 20% from energy, semiconductor and other industrial and contract manufacturing applications. Revenue concentration may fluctuate between reporting periods due to the capital equipment nature of printer sales and the program-driven timing of production services engagements.

Our customers include both original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) who provide parts and manufacturing services on behalf of OEMs. We have provided products and services supporting programs associated with branches of the U.S. military, including the U.S. Navy, U.S. Army and U.S. Air Force. We have also engaged with companies operating in aerospace, defense, space systems, semiconductor and industrial markets, including RTX Corporation, Honeywell International Inc., Lockheed Martin Corporation, Ursa Major Technologies Inc., Vast Space LLC, Avio S.p.A., and Lam Research Corporation. These references reflect current or prior customer relationships and do not imply endorsement, exclusivity or long-term contractual commitments.

Sales of our Sapphire family systems generally occur under purchase orders governed by our standard terms and conditions of sale. Our terms and conditions with our largest customer are materially consistent with those applicable to other customers and typically permit termination under specified conditions, including notice provisions and other contractual requirements.

We only sell to production customers. Our systems are subject to contractual restrictions designed to protect our intellectual property and support compliance with export control and defense regulations. These restrictions include limitations on resale without our consent and restrictions on the transfer of software licenses to certain geographic markets to protect our IP.

Research and Development

The high-value metal parts and AM segments are undergoing technological advancements across hardware, software and materials. Specifically, our R&D team is focused on continuing advances in technology that include, but are not limited to:

•
Safety and System Reliability evolution enhancements of the Sapphire family of systems via machine sub-system refactoring;
•
Radical Machine utilization improvement via rapid build module exchange development through engineering innovation to improve productivity of the Sapphire family of systems;
•
Innovate autonomous Tool path Print File preparation using intelligent software architectures and software Technologies that enable part producibility efficacy at speed with Flow software AI integration, and via partnering with Dyndrite, a GPU-accelerated software platform, to enable larger format print file producibility;
•
Expand Machine Materials portfolio generation with near autonomous velocity through the implementation of Rapid Process Engineering Qualification Methodologies that deliver intelligent powder qualification workflows at speed.
•
Innovate a trajectory to generate, software-edge-compute-sensor architecture to enable feature-based AI-driven process closed-loop control.

We have historically invested a significant amount of our resources in R&D because we believe that superior technology is a key to maintaining a leading market position. For the years ended December 31, 2025 and 2024, our R&D expenses were approximately $10.7 million and $15.5 million, respectively.

Sales and Marketing

We sell our AM solutions directly, as well as through a network of multiple distribution partners. Together, these relationships span much of the world, including the United States, the EU, Australia, and Japan.

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

Our sales and customer service team consists of 28 employees remains engaged with customers after initial validation of our technology with a goal of integrating our technology into other customer processes.

In recent years, we have successfully demonstrated the utility of our technology across multiple target markets, including the highest performance application in the space, aviation, semiconductor, defense, automotive, energy and industrial end markets. We believe these successful deployments have seeded the market and will enable increased acquisition of new customers in those segments.

We rely on our own sales team, as well as multiple distribution partners, including Taiyo Nippon Sanso (Japan), and SBO (Austria). These relationships have helped to extend our reach into overseas markets and essentially function as extensions of our sales team.

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

Business Segments

We operate in a single reporting segment. Our revenues are primarily derived from the sale of 3D printers. See Note 2, Summary of Significant Accounting Policies–Segment Information in the accompanying notes to our consolidated financial statements for further detail. Management is monitoring our RPS business growth and will expand the business segments reporting accordingly in 2026.

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

We have a strong, multi-layered portfolio protecting our intellectual property (“IP”) rights, which reinforces our competitive advantage. As of December 31, 2025, we owned 57 issued patents of which 45 are issued U.S. patents, and 12 are issued foreign patents. We also have 34 publicly pending patent applications of which 32 are pending U.S. patent applications and two pending foreign patent applications. Our issued patents will expire at different times in the future, with the earliest expiring in 2035 and the latest expiring in 2047. Our currently pending patent applications will generally remain in effect for 20 years from the date of filing of the initial patent application of each. Our eight trademark types worldwide include six registered U.S. trademarks and 46 registered foreign trademarks. We also have one U.S. registered copyright.

Human Capital Resources

We have a strong team of employees who contribute to our success. As of December 31, 2025 and 2024, we had 134 and 105 full-time employees, respectively, the majority of them based at our headquarters and manufacturing facility in Fremont, California. We rely on consultants and outside contractors in roles and responsibilities that include engineering, operations and finance.

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

We experienced loss from operations of $54.9 million and $78.8 million for the years ended December 31, 2025 and 2024, respectively. We anticipate incurring operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our sales and marketing programs. These investments may not result in increased revenue or growth in our business.

Servicing our indebtedness requires a significant amount of cash and, as a public company, we incur significant legal, accounting and other expenses. These obligations and expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. For example, during the year ended December 31, 2025, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays. While we have generated revenue in the past, it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

Our limited operating history and history of operating losses make it difficult to evaluate our business and prospects, and we may not achieve or maintain profitability.

We are an early-stage company with a limited operating history and a history of operating losses, and we may not achieve or maintain profitability in the future. We experienced losses from operations of $54.9 million and $78.9 million for the years ended December 31, 2025 and 2024, respectively. We anticipate incurring operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our sales and marketing programs. These investments may not result in increased revenue or growth in our business, and, as a result, our losses may be larger than anticipated and we may incur significant losses for the foreseeable future.

Servicing our indebtedness requires a significant amount of cash and, as a public company, we incur significant legal, accounting and other expenses. These obligations and expenditures may make it more difficult for us to achieve and maintain future profitability. Our revenue growth and growth in our customer base may not be sustainable, and we may not generate sufficient revenue to achieve or maintain profitability. For example, during the year ended December 31, 2025, we experienced less annual revenue growth than expected due to the impact of delayed shipments and customer order delays. While we have generated revenue in the past, it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

Our limited operating history and rapid growth make it difficult to evaluate our current business and future prospects and may increase the risk of an investment in our securities. Much of our growth has occurred in recent periods, and our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations.

It is difficult for us to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial condition could be materially adversely affected. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investments in acquiring customers or expanding our operations, this could make it difficult for investors to evaluate our current business and our future prospects and could have a material adverse effect on our business, financial condition and results of operations, as well as cause the trading price of our securities to decline.

We expect to rely on a limited number of customers for a significant portion of our near-term revenue.

We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For the years ended December 31, 2025 and 2024, sales to the top three customers accounted for 33.2% and 47.0% of our revenue, respectively. Of the top three customers for the year ended December 31, 2025, all three customers were different from the top three customers for the comparable period in 2024. We continue to diversify our customer base.

Our customer base has continued to diversify, reducing historical concentration. As of December 31, 2025, over 50% of our customers have multiple Sapphire family of systems products.

Further, as we enter defense and government-related markets, our opportunities and customers may be further concentrated in a limited number of agencies, funded initiatives, prime contractors, qualification pathways, platforms or programs of record. Since these kinds of opportunities may be individually significant and may require substantial investment to pursue, any reduction, delay, restructuring, unsuccessful qualification, change in customer preference, failure of a prime contractor relationship, or inability to convert an initial engagement into production work could have a disproportionate effect on our expected revenue, backlog, utilization and strategic positioning. Our potential dependence on a limited number of government or defense-related opportunities could make our results more volatile and expose us to greater customer and program concentration risk than would exist with a broader commercial customer base.

Our customers typically make significant capital expenditures to acquire and deploy our metal additive manufacturing systems, and their purchasing decisions may be affected by factors beyond our control, including budget constraints, financing availability, liquidity pressures, broader economic conditions, inflation, supply chain disruptions, project delays, changes in production schedules, internal approval processes, facility readiness, qualification timelines and uncertainty in the end markets they serve, including aerospace, defense, energy and other industrial sectors. In addition, some of our customers, or prospective customers, may be early-stage, privately funded or otherwise have limited operating history, limited resources or less predictable access to capital, which may make them more vulnerable to economic downturns, program cancellations, delays in raising additional funds, insolvency or operational shutdowns. Even larger or more established customers may delay, reduce or cancel purchases, seek to renegotiate terms, defer installations, postpone acceptance or otherwise slow the pace of deployment of our systems in response to changes in their own businesses or market conditions.

Our 3D printer sales occur under purchase orders that are largely governed by our terms and conditions of sale. Our terms and conditions permit the customer to terminate services at any time (subject to notice and certain other provisions). Accordingly, the loss of one or more of our significant customers, the renegotiation of a significant customer contract, a substantial reduction in their orders, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.

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

Our use of equipment financing, sale-leaseback arrangements and other asset monetization transactions may increase our fixed obligations, reduce operational flexibility and expose us to default, repossession and refinancing risk.

We may from time to time use equipment financing, sale-leaseback arrangements and other asset monetization transactions to generate liquidity, support operations, fund capacity expansion or otherwise manage our capital needs. These transactions can provide near-term cash proceeds, but they also may increase our fixed payment obligations, reduce our ownership or control over important equipment, and limit our operational and strategic flexibility. In December 2025, we entered into a $10.0 million sale-leaseback transaction covering assorted Velo3D Sapphire and Sapphire XC metal 3D printers and related post-processing tools and equipment, and we may also engage in potential asset-backed financing in connection with our future capacity plans. As a result, this risk may become more significant if we pursue similar or such transactions in the future.

These arrangements may require us to make substantial periodic lease, financing or other fixed payments regardless of our operating performance, cash flow or the level of customer demand for our products and services. They may also contain covenants, cross-default provisions, purchase options, end-of-term obligations, restrictions on transfers or use of equipment, and other terms that could constrain our ability to operate, relocate, upgrade, sell, pledge or otherwise use critical assets in the manner we believe is most efficient. If we experience liquidity constraints, fail to make required payments, breach covenants or otherwise default under these arrangements, the counterparty may be entitled to exercise remedies against the financed or leased equipment, including repossession, foreclosure, termination of our rights to use the equipment, acceleration of amounts due or other enforcement actions. Any such event could disrupt our manufacturing, internal production, testing, support, demonstration or other operational capabilities, particularly if the affected assets are important to our engineering, production or commercial activities.

In addition, asset monetization transactions may be more expensive over time than alternative financing sources, may require us to continue bearing maintenance, insurance, tax and operating costs with respect to assets we no longer own, and may expose us to refinancing or renewal risk at the end of the applicable term. If we are unable to refinance, replace or extend these arrangements on acceptable terms, or at all, we may be required to devote additional cash to retain access to important equipment or replace it at a time when our liquidity is constrained. As we have recently relied on secured and other financing transactions, any increased dependence on sale-leasebacks, equipment financing or similar asset-backed structures could heighten our fixed-charge burden, reduce our flexibility in responding to changes in market conditions and could adversely affect our business, financial condition and results of operations.

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

We use, and plan to continue using, different pricing models for different products. For example, we lease our 3D printer to certain customers and we also use a sale and utilization fee (variable consideration) model with certain other customers. Our sale and utilization fee model is still relatively new to some of our customers and may not be attractive to them, especially in regions where the model is less common. If customers resist this or any other new pricing models we introduce, our revenue may be adversely affected, and we may need to restructure the way in which we charge customers for our products.

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

Demand from defense, aerospace and government-related customers may increase, but we may be unable to timely and effectively satisfy such demand, and any failure to do so could expose us to operational, contractual, regulatory and reputational risks.

As a supplier of metal additive manufacturing solutions used in defense, aerospace and other highly regulated industrial applications, we may experience increased demand for our products and services as government agencies, prime contractors and other participants in the defense industrial base seek to expand domestic manufacturing capacity, accelerate qualification of advanced components and support programs involving munitions and munition support components, hypersonic propulsion and thermal management systems, aerospace propulsion and other mission-critical applications. While increased participation in these markets create opportunities for growth, such demand may also place significant strain on our operations, including our production capacity, supply chain, engineering resources, installation and support capabilities, and our ability to satisfy stringent customer specifications, qualification requirements and delivery schedules.

Our ability to capitalize on demand from defense and aerospace customers, including the United States Department of Defense, may be constrained by a number of factors, including long procurement and qualification cycles, limited production capacity, availability of critical components and materials, the need to scale manufacturing and service operations, and the requirement to comply with heightened contractual, technical, cybersecurity, export control and other regulatory obligations applicable to defense-related and government-supported programs. In addition, defense-related contracts often require exacting performance standards, extensive testing and validation, rigorous documentation, and strict adherence to delivery milestones, quality controls and traceability requirements. If we are unable to satisfy these requirements, scale our operations appropriately, or deliver our solutions on the timelines expected by such customers, we could face delayed or canceled orders, withheld or deferred payments, contract disputes, liquidated damages or other penalties, increased warranty or remediation costs, reputational harm and the loss of future program opportunities.

Since our systems are often intended for highly sensitive and performance-critical end uses, any manufacturing shortfall, supply disruption, quality issue, installation delay, failure to achieve customer acceptance, or inability to maintain compliance with applicable requirements could have amplified consequences for our business and reputation. Moreover, increased focus on defense-related demand may require us to devote substantial management and technical resources to a limited number of strategic programs, which could increase customer concentration risk and divert attention from other commercial opportunities. As a result, although demand from defense, aerospace and government-related customers may present meaningful growth opportunities, our inability to manage the operational, regulatory and contractual complexities associated with such demand could materially adversely affect our business, financial condition and results of operations.

Our participation in defense and government-related programs may subject us to heightened contractual, regulatory, cybersecurity, export control and audit requirements, and any failure to comply could result in penalties, loss of business and reputational harm.

As we increase our participation in defense, aerospace and government-related work, we may become subject to a broader and more demanding set of contractual and regulatory requirements than those applicable to many of our purely commercial arrangements. These requirements may include specialized procurement rules, flow-down provisions from prime contracts, cost and record keeping obligations, domestic sourcing considerations, cybersecurity and controlled-information requirements, export controls, sanctions, end-use and end-user restrictions, and government rights to review or audit aspects of our performance, pricing, processes, systems and compliance controls. Our defense-related work already intersects with sensitive manufacturing, national security and government-customer environments, which increases the likelihood that we will face additional compliance burdens as those relationships expand.

Compliance with these requirements may be costly, time-consuming and operationally disruptive. If we fail, or are alleged to have failed, to comply with applicable obligations, we could face withheld payments, contract disputes, repayment obligations, penalties, investigations, termination of awards, loss of eligibility for future opportunities, reputational harm or other adverse consequences. Even when no formal violation has occurred, compliance reviews, audits, customer concerns or regulatory scrutiny may divert management attention, delay program execution and increase our costs. If we increase manufacturing capacity, invest in equipment, hire specialized personnel, commit to long-lead materials or otherwise scale our operations to support anticipated defense, aerospace or government demand, we may incur substantial upfront costs and fixed obligations before revenue is realized.

Our ability to recover those investments will depend on a number of factors beyond our control, including program timing, award scope, customer acceptance, production ramp assumptions, supply chain availability, appropriations and the pace at which defense-related opportunities move from development or qualification phases into repeatable production. If expected demand is delayed, reduced or canceled, or if we are unable to execute efficiently at increased scale, we may experience underutilized capacity, inventory build-up, margin compression, working capital strain and additional financing needs which could adversely affect our operating results.

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

Our products and services, and product outputs from CMs who use our 3D printer and parts systems, are distributed in more than a dozen countries around the world, primarily in North America and Europe. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. As we realize our strategy to expand internationally, our exposure to currency risks may increase.

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

In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to 3D printing technologies, components, and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell 3D printer and parts in the global market.

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

In February 2026, the U.S. Supreme Court (the “Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions, could adversely impact our business, financial condition and results of operations.

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

We may not manage our growth effectively. For example, during the year ended December 31, 2024, we experienced less annual revenue growth than expected due to the impact of delayed shipments, the going concern with the Company, and customer order delays, resulting in an overall decrease in system sales and backlog in the fourth quarter of 2024. As a result, we determined that our focus on revenue growth had come at the expense of our cash flow and profitability and our commitment to the highest level of customer service and, in the first quarter of 2025, we made a strategic decision to realign our operations to pivot from emphasizing revenue growth to optimizing our profitability, maximizing customer success, reducing expenditures, and improving our operational efficiency. We are undertaking expense reduction and cash savings initiatives as part of a company-wide restructuring and strategic realignment plan to help conserve working capital.

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

In August and October 2024, we announced a reduction in force to streamline our business operations, reduce costs and create further operating efficiencies, which combined impacted approximately 45% of our workforce. In addition, we have closed three facilities, maintaining only the headquarters today in Fremont, California. In connection with these actions, we have incurred and may continue to incur restructuring costs in the near term, including cash expenditures related to severance payments and other benefits. These actions may result in unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of continuity, institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets. Further, our business may ultimately not be more efficient or effective and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.

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
•
We did not design and maintain effective controls over the accounting for stock-based compensation. Specifically, we did not design and maintain effective controls over the accuracy and existence of the shared based compensation related to the earnout for eligible employees impacting the years ended 2025 and 2024, respectively.

•
We did not design and maintain effective controls over the depreciation of equipment subject to equipment lease, net. Specifically, we did not design and maintain effective controls over the completeness of depreciation related to the equipment subject to equipment lease.
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

These material weaknesses resulted in adjustments to contract assets, equipment subject to operating lease, net, contract liabilities and other noncurrent liabilities and additional paid-in capital which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025. These material weaknesses resulted in the revision of our consolidated financial statements for the year ended December 31, 2024 and as of and for the interim periods ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024. Also, these material weaknesses resulted in adjustments to contract assets, equipment subject to operating lease, net, contract liabilities and other noncurrent liabilities and additional paid-in capital, and stock-based compensation recorded in operating expenses under research and development, selling and marketing and general and administrative, which were recorded prior to the issuance of the audited consolidated financial statements as of and for the year ended December 31, 2025. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We have engaged with third-party auditors to identify risk factors based on the NIST SP 800-171 framework (which provides recommended requirements for protecting the confidentiality of controlled unclassified information) that affect data security within our internal network and external products, and a foundation requirement for Cybersecurity Maturity Model Certification (CMMC 2.0). These audits include compliance reviews and penetration tests where applicable. A prioritized list of remediations to strengthen our security posture are in progress, and there are risks associated with unaddressed vulnerabilities in the meantime including risk of data loss, malware, and ransomware. We have taken steps to protect customer data within our products by applying strong encryption to files both in transit and at rest.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a more territorial system. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. The Inflation Reduction Act of 2022 (the “IRA”), enacted on August 16, 2022, further amended the U.S. tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. The One Big Beautiful Bill Act (the "OBBBA"), enacted on July 4, 2025, makes permanent several provisions that were temporary under the Tax Act, reducing uncertainty. The OBBBA enhances deductions and expensing options, such as the permanent 100% bonus depreciation and increased deduction limits on certain business expenses, which were more restrictive under the Tax Act. The OBBBA also makes some changes to the international tax provisions. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, the OBBA, or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act, the Cares Act, the IRA and the OBBBA could materially affect our tax obligations and effective tax rate in the period issued. As we continue to expand internationally, we will be subject to other jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do or intend to do business or require us to change the manner in which we operate our business.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of outbreaks of epidemic diseases (including COVID-19 and variants), supply chain disruptions, the war in Ukraine and the war in Israel, the ongoing conflict with Iran, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates, changes in U.S. presidential administrations and government policies and priorities and, as discussed in more detail below, high inflation and the possibility of a recession. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products, which could delay and lengthen sales cycles.

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

The ongoing conflict with Iran may affect demand for our products and could create supply chain challenges.

As discussed above, the ongoing conflict with Iran has created uncertainty in global markets. As a supplier to the defense and aerospace industries, with technology supporting active efforts across the Department of Defense—including munitions and munition support components, hypersonic propulsion and thermal management systems, and aerospace propulsion—we may experience increased demand for our additive manufacturing solutions from government and defense customers. While such increased demand could benefit our business, our ability to meet this demand may be constrained by production capacity limitations and the need to comply with heightened regulatory requirements for defense-related contracts. Any failure to meet delivery timelines or quality standards could expose us to contractual penalties, reputational harm, and loss of future business opportunities.

Although we manufacture our products domestically in our Fremont, California facility and have developed multiple suppliers to ensure surety of supply, the conflict may contribute to increased costs for certain components or materials, delays from individual suppliers, or broader economic uncertainty that affects our customers' capital expenditure decisions. We believe we can readily source most components from competing suppliers on short notice; however, prolonged or escalating conflict could strain the availability of certain critical subsystems or components

We may be adversely affected by the effects of inflation or possible stagflation.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facility or the area in which it is located, or affecting those of our suppliers or customers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. Moreover, extreme weather and other natural disasters may become more intense or more frequent. Any resulting delays from these events could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including Iran, the Ukrainian - Russia and the Israel - Hamas conflicts) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.

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

Additive manufacturing technologies have been identified by the U.S. government as sensitive and emerging technologies with potential national security implications, and existing or future export controls, end-use and end-user restrictions, sanctions and other trade regulations could materially limit our ability to sell, service and support our solutions in international markets.

Our business depends in part on our ability to sell, deploy, service and support our integrated metal additive manufacturing solutions in the United States and internationally. Additive manufacturing has been identified by the U.S. government as an emerging technology area with potential national security significance, and in September 2024 BIS implemented export controls on certain additive manufacturing items, including equipment, components, and related technology and software designed to produce metal or metal alloy components. As a result, our products, software, technology, services or related activities could become subject to additional or more restrictive export controls, licensing requirements, reporting obligations, record keeping requirements, end-use or end-user restrictions, or other regulatory conditions in the United States or abroad.

Any expansion, reinterpretation or more aggressive enforcement of export control, sanctions or national security regulations could materially and adversely affect our business. We may be required to obtain export licenses or other governmental approvals for the export, reexport, transfer, release or provision of our products, software, technology or services, and such approvals may be delayed, conditioned, denied or revoked. Even where licenses are theoretically available, the licensing process can be time-consuming, expensive and uncertain, and could delay shipments, installations, upgrades, support obligations, customer acceptance, revenue recognition and cash collections. Regulatory changes could also restrict our ability to engage with certain foreign customers, distributors, resellers, research institutions, contract manufacturers, service providers or other counterparties, including where concerns arise regarding military, defense, aerospace, dual-use, proliferation-related or other sensitive end uses or end users. In addition, changes in law or policy could require us to reclassify products or technology, redesign aspects of our offerings, alter our supply chain or commercial strategy, limit functionality, restructure foreign operations, or withdraw from particular markets altogether. As we continue to operate with foreign customers and pursue partnerships outside the United States, including in Europe, South-East Asia and Oceania, we may face increased compliance complexity, greater diligence burdens and a heightened risk that one or more transactions will require licenses, become prohibited, or expose us to allegations of noncompliance.

Any failure, actual or alleged, to comply with applicable export controls, sanctions or related trade regulations could subject us to severe civil, criminal and administrative penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocation or restriction of licenses. Even absent formal enforcement action, regulatory scrutiny or the perception that our technologies are sensitive from a national security perspective could harm our reputation, make customers and commercial partners more reluctant to do business with us, increase our compliance and insurance costs, constrain our ability to participate in certain programs or international opportunities, and adversely affect our operating results. If existing controls are expanded, new controls are adopted, or our products, software, technology or services become subject to more restrictive treatment under U.S. or foreign law, our business, financial condition and results of operations could be materially adversely affected.

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

The use of artificial intelligence and machine learning technologies in our business operations and product offerings may expose us to risks that could harm our competitive position and have a material adverse effect on our business and results of operations.

We may incorporate artificial intelligence ("AI") and machine learning technologies into our Flow™ software platform, manufacturing processes, and other business operations. The development and use of AI presents risks and challenges that could adversely affect our business. AI technologies may generate outputs that inadvertently incorporate or are derived from third-party intellectual property, potentially exposing us to claims of infringement, misappropriation, or other violations of such third-party rights. The use of AI may also pose risks to our confidential information, proprietary data, trade secrets, and other intellectual property if such information is used in AI training or processing, or if AI-generated outputs reveal or compromise our proprietary processes, technologies, or know-how. Additionally, our competitors may adopt AI technologies more quickly or effectively than we do, which could erode our competitive advantages. The regulatory landscape for AI is rapidly evolving in the United States and internationally, and new laws, regulations, or industry standards may impose compliance obligations, restrict certain uses of AI, or increase our costs. If we fail to effectively implement, manage, or adapt to AI technologies, or if we are unable to address the risks associated with their use, we may be exposed to reputational harm, liability, loss of proprietary information, or competitive disadvantage, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Common Stock and Our Public Warrants

Our Chief Executive Officer and his affiliated entities have significant influence over matters submitted to our stockholders for approval and over our corporate affairs, and their interests may differ from those of our other stockholders.

As of March 4, 2026, Arun Jeldi, our Chief Executive Officer and a member of our Board, beneficially owned approximately 48.6% of our outstanding common stock, primarily through indirect ownership of shares held by entities he controls. This concentration of ownership resulted from our December 2024 restructuring transaction, pursuant to which debt was exchanged for equity, and has since been adjusted for a reverse stock split, subsequent issuances, equity compensation vesting and additional conversions of outstanding indebtedness. Most recently, an entity affiliated with Mr. Jeldi acquired and converted a senior secured convertible promissory note into shares of our common stock, increasing his aggregate beneficial ownership. Because additional outstanding or future convertible instruments may be acquired or converted by Mr. Jeldi or his affiliates, his beneficial ownership could increase further, subject to applicable contractual, regulatory or exchange limitations.

Due to this level of ownership, Mr. Jeldi is able to exert substantial influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, approval of significant corporate transactions, financings, and other fundamental actions. This concentration of voting power may delay, deter or prevent a change in control that other stockholders may consider favorable and could reduce the likelihood that we pursue transactions that are not aligned with the interests of Mr. Jeldi. Further, in July 2025, our stockholders approved an amendment to our certificate of incorporation permitting stockholder action by written consent to approve corporate actions without a duly called stockholder meeting if the written consent is signed by the requisite holders of outstanding stock having the necessary minimum votes to approve the action. When combined with Mr. Jeldi’s beneficial ownership, this governance provision enhances his ability to influence or effectively determine the outcome of stockholder actions, including the election or removal of directors, amendments to our governing documents, approval of equity issuances, significant corporate transactions, financings and other fundamental matters. This concentration of voting power, together with the ability to act by written consent, may delay, deter or prevent actions that other stockholders may consider favorable. The perception that a single stockholder effectively controls the company may discourage potential investors, strategic partners or acquirers and may contribute to volatility in the market price of our common stock.

Furthermore, Mr. Jeldi’s beneficial ownership percentage has fluctuated significantly over time due to equity issuances, reverse stock splits, compensation awards, and conversions of indebtedness into equity. Future conversions of outstanding notes, exercises of equity awards, or additional capital-raising transactions could materially change his ownership level, including increasing or decreasing his voting control. Any such changes, or the market’s perception of potential changes, may adversely affect the trading price and liquidity of our common stock. In addition, because a substantial portion of Mr. Jeldi’s holdings are held indirectly through affiliated entities and were obtained through debt-for-equity transactions, his investment horizon, liquidity objectives and risk tolerance may differ from those of other stockholders. Actions taken by him or his affiliates with respect to these holdings, including additional conversions, transfers, pledges, or dispositions, could materially impact our governance dynamics and the market for our securities.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the war in Iran, the war in Israel, and the war in Ukraine-Russia and the economic sanctions related thereto).

These market and industry factors may materially reduce the market price of our common stock and our public warrants regardless of our operating performance.

Sales of our common stock either by us or our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our shareholders. These sales, or the perception in the market that either we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We have filed certain registration statements (the “Resale Registration Statements”) that register the offer and sale from time to time by certain selling stockholders of shares of our common stock. To the extent shares are sold into the market by our stockholders pursuant to the Resale Registration Statements, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities, the market price of our common stock could decline. We have previously and may in the future file a Form S-3 shelf registration statement to register the offer and sale from time to time of shares of our common stock or other securities. Any such sales of our common stock or other securities under a shelf registration statement may cause the trading price of our common stock to decline.

To the extent any of our outstanding warrants are exercised, it will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, we have 36,892 outstanding warrants to purchase an equal number of shares of common stock. To the extent any of these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

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

We have the ability to redeem outstanding public warrants at any time prior to their expiration, at a price of $0.15 per warrant, provided that the last reported sales price of our common stock equals or exceeds $270.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

In addition, we may redeem the public warrants at any time prior to their expiration at a price of $1.50 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 1.000 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Sponsor or its permitted transferees.

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

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2025 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Risk Factors—Risks Related to Compliance Matters—Aspects of our business are subject to privacy, data use and data security regulations, which could increase our costs" and "—Risks Related to Our Business and Operations—We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.”

Item 2. Properties.

Our global corporate headquarters is located in Fremont, California, and we conduct final assembly and test of our machines in a manufacturing facility that is located at our headquarters. The lease term expires in March 2027, and includes an options to extend the lease to 2032. We believe substantially all of our properties are in good condition and adequate to meet our current needs.

Location	City, Country	Description	Square Footage	Owned/ Leased
2710 Lakeview Ct	Fremont, CA, USA	Global Headquarters & Manufacturing Facility	80,000	Leased

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “VELO” since August 19, 2025.

Our common stock was previously quoted on the OTC Pink under the symbol “VLDX,” and prior to that, our common stock was previously quoted on the OTCQX Best Market under the symbol “VLDX.” Prior to that, our common stock was traded on the NYSE under the symbol "VLD".

Holders of Record

As of March 31, 2026, there were over 195 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Sales of Unregistered Securities

On March 4, 2026, the Company issued 394,517 shares of common stock upon conversion of a Senior Secured Convertible Promissory Note dated January 7, 2025, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

On March 4, 2026, the Company issued 1,145,830 shares of common stock upon conversion of a Senior Secured Convertible Promissory Note dated February 10, 2025, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share, pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

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

Our Sapphire Family of Printers give our customers who are in space, aviation, defense, automotive, energy and industrial markets the freedom to design and produce metal parts with complex internal features and geometries that had previously been considered impossible for AM. We believe our technology is ahead of competitors.

We aim to enable our customers to build resilient supply chains for production parts across industries with a clear, reliable path from concept to production through our Rapid Production Solutions ("RPS") offering. RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printer and parts to accelerate path to production for our customers.

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

Recent Developments

Recent Debt and Equity Transactions and Change in Majority Ownership

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the consolidated financial statements included elsewhere in this Annual Report, there continues to be a substantial doubt about our ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs and satisfy our obligations for at least 12 months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a Delaware corporation controlled by Arun Jeldi, the Chief Executive Officer and a director of the Company, purchased the Senior Secured Notes due 2026 from High Trail Investments ON LLC and HB SPV I Master Sub LLC, the Note Holders. Furthermore, on December 9, 2024, the Company and the Note Holders entered into a forbearance agreement where the Note Holders forbore from taking any enforcement action as a result of the occurrence and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and as a result of the exchange transaction, became the owner of approximately 95% of the Company’s issued and outstanding common stock as of such date. The Company's strategic review was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note could be prepaid in whole or in part at any time without penalty or premium and was convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $23.40 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note was payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $15.00 per share.

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

On August 14, 2025, the Company amended the January Note, which amended certain provisions of the January Note, including: an extension of the maturity date under the January Note to February 14, 2027; a reduction of the interest rate under the January Note to 12%; and an adjustment of the fixed conversion price to $16.38 per share. On August 14, 2025, the Company also amended the

February Note which, amended certain provisions of the February Note, including: an extension of the maturity dates for each tranche under the February Note to February 14, 2027; a reduction of the interest rate under the February Note to 12%; and an adjustment of the fixed conversion price to $10.50 per share. The Company has evaluated that the note amendments are both treated as a debt modification under ASC Topic 470, Debt.

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee).

On March 4, 2026, the Company and Arrayed entered into a further amendment to the January Note, which amended certain provisions of the January Note to, among other things, provide that, at any time and from time to time, Arrayed (as holder) has the right, at its option, to convert all or any portion of the outstanding principal amount of the January Note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock.

On March 4, 2026, the Company and Thieneman Construction, Inc. entered into a further amendment to the February Note, which amended certain provisions of the February Note to, among other things, provide that, subject to the existing terms of the February Note, accrued and unpaid interest thereon, in addition to the outstanding principal amount, may be convertible into common stock at the holder’s option.

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, a premium to the Company’s share price on March 4, 2026. As of such date, the January Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share. As of such date, the February Note (including principal and interest) was fully converted into shares of common stock of the Company.

2024 Reverse Stock Split

Effective June 13, 2024, we implemented a 1-for-35 reverse stock split of our issued and outstanding common stock. The reverse stock split was effected by the filing of a certificate of amendment (the “June 2024 Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware, without any change to par value. The June 2024 Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded up to the next whole share. All share and per share amounts of our common stock listed in this Annual Report have been adjusted, as applicable, to give effect to the reverse stock split.

2025 Reverse Stock Split

Effective July 28, 2025, we implemented a 1-for-15 reverse stock split of our issued and outstanding common stock. The reverse stock split was effected by the filing of a certificate of amendment (the “July 2025 Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware, without any change to par value or the number of authorized shares of common stock. The July 2025 Amendment became effective upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded up to the next whole share. All share and per share amounts of our common stock listed in this Annual Report have been adjusted, as applicable, to give effect to the reverse stock split. See Note 1, Description of Business and Basis of Presentation, for additional information on the 2025 reverse stock split in the notes to our consolidated financial statements included elsewhere in this Annual Report.

August 2025 Offering

On August 19, 2025, the Company, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the public offering of 5,833,333 shares of the Company’s common stock at a purchase price per share of $3.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to an additional 875,000 shares of common stock at the Offering Price, less any underwriting discounts and commissions, which was exercised in full.

The offering closed on August 20, 2025 (the "August 2025 Offering"). Gross proceeds of $20.1 million was received from the August 2025 Offering of 5,833,333 shares of the Company's common stock ($17.5 million) and the exercise of the Representative's option to purchase 875,000 shares of common stock. Net proceeds from the offering were approximately $17.8 million after deducting $2.3 million in the underwriting discounts and commissions, and other estimated offering expenses payable by the Company for legal and audit services. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Notwithstanding the recent debt and equity transactions, as described in “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the consolidated financial statements included elsewhere in this Annual Report, management believes that substantial doubt exists about the Company's ability to continue as a going concern. We do not have sufficient liquidity to meet our operating needs for at least 12 months from the issuance date of the consolidated financial statements. The Company will need to engage in additional financings to fund our operations, continue to fund payroll for employees, and satisfy our obligations in the near term. Without such additional funding, we will not be able to continue operations and may be required to sell assets, liquidate and/or file for bankruptcy.

Amendment to Company’s Certificate of Incorporation allowing stockholders to act by written consent

On June 27, 2025, the stockholders of the Company, approved an amendment (the “Written Consent Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to remove Section 1 of Article VIII of the Certificate of Incorporation, which prohibited stockholder action by written consent without a stockholder meeting. On July 1, 2025, the Written Consent Amendment was filed with the Secretary of State of the State of Delaware, and the Written Consent Amendment became effective on such date. As a result of the Written Consent Amendment, stockholders are now permitted to act by written consent to the extent permitted under the Delaware General Corporation Law.

2025 Equipment Loan

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt. For more information, see Note 9, Long-Term Debt, in the notes to the consolidated financial statements included elsewhere in this Annual Report.

2025 Private Investment in Public Equity ("2025 PIPE")

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “Private Placement.” On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses.

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

	2025	2024
Revenue ($ in millions) for the year ended December 31	$46	$41
Bookings ($ in millions) for the year ended December 31	59	31
Backlog ($ in millions) as of December 31	31	16

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

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the years ended December 31, 2025 and 2024, sales to the top three customers accounted for 33.2% and 47.0% of our revenue, respectively. Of the top three customers for the year ended December 31, 2025, all three customers were different from the top three customers for the comparable period in 2024.

While our objective is to diversify our customer base, we believe that we could continue to be susceptible to risks associated with customer concentration. See “Risk Factors–Risks Related to Our Financial Position and Need for Additional Capital–We rely on a limited number of customers for a significant portion of our revenue, and adverse developments affecting those customers or their industries could materially harm our business, financial condition and results of operations", and see Note 2, Summary of Significant Accounting Policies–Concentration of Credit Risk and Other Risks and Uncertainties, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in the Middle East, including Israel, and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2024 and 2025, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2026 to reduce operating costs.

See “Risk Factors - Risks Related to Our Business and Operations—Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business, our suppliers and our operating results.”

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

Components of Results of Operations

Revenue

Our revenue is primarily derived from our AM fully integrated hardware and software solution based on our proprietary L-PBF technology. Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ metal AM printer using our L-PBF technology and Assure quality validation software (collectively referred to as the “3D Printer and parts”). Contracts for 3D Printers also include post-sale customer support services (“Support Services”), except for our distributor partners, which are qualified to perform support services.

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

The initial sales of 3D Printer and parts and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgement and is periodically updated as new relevant information becomes available.

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

The Recurring Payment transactions, which are structured as operating leases, were 0.2% and 2.6% of revenue for the years ended December 31, 2025 and 2024, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

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

Cost of Revenue

Our cost of revenue includes the “Cost of 3D Printer and Parts,” “Cost of Recurring Payment” and “Cost of Support Services.”

Cost of 3D Printer and parts includes the manufacturing cost of our components and subassemblies purchased from vendors for the assembly, as well as raw materials and assemblies, shipping costs and other directly associated costs. Cost of 3D Printer and parts also includes allocated overhead costs from headcount-related costs, such as salaries, stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.

Cost of RPS includes cost of raw materials, typically metal powder feedstock, direct and indirect labor, depreciation of 3D printers and other related equipment and facilities, utilities such as electricity and specialty gases, shipping costs and other directly associated costs. Cost of RPS is included under 3D Printer and parts cost of revenue

Cost of Recurring Payment includes depreciation of the leased equipment over the useful life of five years less the residual value, and an allocated portion of Cost of Support Services.

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

Gross Profit and Gross Margin

Our gross profit is revenue less cost of revenue and our gross margin is gross profit as a percentage of revenue. The gross profit and gross margin for our products are varied and are expected to continue to vary from period to period due to the mix of products sold through either a 3D Printer sale transaction or a Recurring Payment transaction, new product introductions and efforts to optimize our operational costs. Other factors affecting our gross profit include changes to our material costs, assembly costs that are themselves dependent upon improvements to yield, and any increase in assembly overhead to support a greater number of 3D Printer sold and markets served.

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

Gain (loss) on Debt Extinguishment

Loss on debt extinguishment relates to the loss recorded in accordance with the Third Note Amendment in July 2024, offset by the gain recorded in accordance with the Exchange Agreement in December 2024.

Gain (loss) on warrant cancellation

Gain (loss) on warrant cancellation relates to the loss recognized in conjunction with the February 2025 Warrant Exchange Agreements.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our bank sweep account, gains and losses on disposals of fixed assets and other miscellaneous income/expenses.

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of December 31, 2025 and 2024.

Provision for income taxes consists of an estimate of federal and state and income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a full valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized. We do not believe that there is objectively verifiable evidence that the improvement in our results of operations is sustainable to support the release of the remaining valuation allowance. As of December 31, 2025 and 2024, there were immaterial foreign income taxes or liabilities.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024:

The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2025		2024		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$39,183	85.2%	$25,368	61.9%	$13,815	54.5%
Recurring payment	70	0.2%	1,054	2.6%	(984)	(93.4)%
Support services	6,196	13.5%	9,581	23.4%	(3,385)	(35.3)%
Other	524	1.1%	5,000	12.2%	(4,476)	(89.5)%
Total Revenue	45,973	100.0%	41,003	100.0%	4,970	12.1%
Cost of revenue
3D Printer and parts	47,211	102.7%	34,159	83.3%	13,052	38.2%
Recurring payment	12	0.0%	866	2.1%	(854)	(98.6)%
Support services	6,154	13.4%	8,063	19.7%	(1,909)	(23.7)%
Total cost of revenue	53,377	116.1%	43,088	105.1%	10,289	23.9%
Gross loss	(7,404)	(16.1)%	(2,085)	(5.1)%	(5,319)	255.1%
Operating expenses
Research and development	10,653	23.2%	15,482	37.8%	(4,829)	(31.2)%
Selling and marketing	6,766	14.7%	12,858	31.4%	(6,092)	(47.4)%
General and administrative	30,097	65.5%	48,369	118.0%	(18,272)	(37.8)%
Total operating expenses	47,516	103.4%	76,709	187.1%	(29,193)	(38.1)%
Loss from operations	(54,920)	(119.5)%	(78,794)	(192.2)%	23,874	(30.3)%
Interest expense	(4,364)	(9.5)%	(15,968)	(38.9)%	11,604	(72.7)%
(Loss) gain on fair value of warrants	(1,140)	(2.5)%	32,094	78.3%	(33,234)	(103.6)%
Gain on fair value of contingent earnout liabilities	10	0.0%	1,445	3.5%	(1,435)	(99.3)%
Loss on warrant cancellation	(11,357)	(24.7)%	—	—%	(11,357)	—
Loss on debt extinguishment	—	—%	(4,904)	(12)%	4,904	(100.0)%
Other income (expense), net	526	1.1%	(3,637)	(8.9)%	4,163	(114.5)%
Loss before provision for income taxes	(71,245)	(155.0)%	(69,764)	(170.1)%	(1,481)	2.1%
Provision (benefit) for income taxes	(117)	(0.3)%	20	0%	(137)	(685.0)%
Net loss	$(71,362)	(155.2)%	$(69,744)	(170.1)%	$(1,618)	2.3%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Year Ended December 31,
	2025		2024		Change	%
	(in thousands, except percentages)
3D Printer and parts	$39,183	85.2%	$25,368	61.9%	$13,815	54.5%
Recurring payment	70	0.2%	1,054	2.6%	(984)	(93.4)%
Support services	6,196	13.5%	9,581	23.4%	(3,385)	(35.3)%
Other	524	1.1%	5,000	12.2%	(4,476)	(89.5)%
Total Revenue	$45,973	100.0%	$41,003	100.0%	$4,970	12.1%

Total revenue for the years ended December 31, 2025 and 2024 was $46.0 million and $41.0 million, respectively. Total revenue for the year ended December 31, 2025 increased by $5.0 million, or 12.1%, from the year ended December 31, 2024. Excluding the other revenue for the year ended December 31, 2024, related to the licensing agreement rights of $5.0 million to a customer (SpaceX), the total revenue for the year ended December 31, 2025 increased by $9.4 million or 26.1%, from the year ended December 31, 2024.

3D Printer and parts sales were $39.2 million and $25.4 million for the years ended December 31, 2025 and 2024, respectively, which was primarily attributed to an overall increase in higher average selling price of system sales and backlog in 2025. The revenue performance increased due to timing of systems sold, mix of lower production volumes and discounted system pricing offset by our change in product mix to include more higher priced systems as discussed previously, resulting in an increase in the average selling price. The 3D Printer and parts sales also included parts and consumables revenue.

Recurring Payment, structured as an operating lease, was $0.1 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily attributed to a decrease in the number of 3D Printer systems in lease generating Recurring Payment revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Our Support Service revenue was $6.2 million and $9.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily attributed to the decrease in support services renewals.

Other revenue was $0.5 million and $5.0 for the years ended December 31, 2025 and 2024, respectively. The decrease in other revenue was attributed to a licensing agreement with SpaceX in September 2024, where SpaceX obtained a non-exclusive license to certain Velo3D patents and technologies for its internal uses only.

As part of our Strategic Realignment, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to decrease as we continue to shift our focus to 3D Printer system sales and RPS for printed parts. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of December 31, 2025, our backlog for firm orders was $31 million for 3D Printer and printed parts. Our focus for revenue has shifted to ensuring customer success, improving system reliability to strengthen our existing customer network, developing new customer networks to increase demand and expanding our RPS for printed parts.

Revenue trends from our largest customer have historically been driven by the timing of its major orders for 3D Printer and parts and the timing of the shipments under those orders. We shipped our first Sapphire system to our largest customer in 2018, and as of December 31, 2025, we have shipped over 126 Sapphire family of systems. We expect our largest customer to remain an important relationship going forward. However, the largest customer contribution's as a percentage of our total revenue will depend on the growth of our customer base. As of December 31, 2025, over 50% of our customers have multiple Sapphire family of systems.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Year Ended December 31,
	2025		2024		Change	%
Cost of Revenue	(in thousands, except percentages)
Cost of 3D Printer and parts	$47,211	88.4%	$34,159	79.3%	$13,052	38.2%
Cost of Recurring Payment	12	0.0%	866	2.0%	(854)	(98.6)%
Cost of Support Services	6,154	11.5%	8,063	18.7%	(1,909)	(23.7)%
Total Cost of Revenue	$53,377	100.0%	$43,088	100.0%	$10,289	23.9%

Total cost of revenue for the years ended December 31, 2025 and 2024 was $53.4 million and $43.1 million, respectively, an increase of $10.3 million, or 23.9%.

Cost of 3D Printer and parts was $47.2 million and $34.2 million, for the years ended December 31, 2025 and 2024, respectively, included a non-routine $7.0 million, and $7.2 million inventory adjustment for excess and obsolete inventory for the years ended December 31, 2025 and 2024, respectively. The increase of $13.1 million was primarily due to increased factory overhead costs to scale up operations in RPS, production engineering development costs, and costs to expedite shipping for manufacturing materials and assemblies related to unlocking the supply chain to support the 2025 production. As we gain experience with Sapphire XC and Sapphire 1MZ XC production, we expect to further lower our material costs and reduce labor and overhead expenses per unit. We expect the cost to manufacture new systems in 2026 to improve as a result of overhead and fixed cost reduction efforts implement in late 2025.

Cost of Recurring Payment was less than $0.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $0.9 million was due to fewer equipment on lease and allocable Cost of Support Services as a result of less 3D Printer and parts in service in 2025 compared to 2024.

Cost of Support Services was $6.2 million and $8.1 million, for the years ended December 31, 2025 and 2024, respectively. This decrease of $1.9 million was primarily due to reliability improvement efforts that the Company undertook in 2024 leading to lower field service engineering labor and overhead for 2025, compared to 2024. We expect this to decrease on a per unit basis as the Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system reliability improves. We also expect our Cost of Support Services will increase with the delivery of more 3D Printer systems to customers.

Cost of revenue as a percentage of revenue was 116.1% and 105.1% for the years ended December 31, 2025 and 2024, respectively. The increase in the cost of revenue as a percentage was primarily due to the change in our product mix towards more Sapphire XC, and Sapphire XC 1MZ systems compared to Sapphire systems and the increased factory overhead cost to scale up production in RPS. Additionally, the increase was also driven by spending initiatives to build the quality control team to improve efficiency and reduce overhead.

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

Gross Loss and Gross Margin

Total gross loss was $7.4 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was (16.1)% and (5.1)% for the years ended December 31, 2025 and 2024, respectively. The lower gross loss for the year ended December 31, 2025 was primarily attributable increased factory overhead costs to scale up operations in RPS, production engineering development costs, and costs to expedite shipping for manufacturing materials and assemblies related to unlocking the supply chain to support the 2025 production.

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
•
System reliability performance; and
•
Impact of product mix changes, including new product introductions, and other factors on our Cost of Support Services

We expect to accelerate production cycle times and further improving efficiencies on the production floor to lower our cost of revenue, which we expect will improve our gross profit and gross margins in the second half of 2026. Due to the aforementioned trends in component costs, our gross profit and gross margin have been and will continue to be negatively impacted until our financial condition improves.

Research and Development Expenses

Research and development expenses were $10.7 million and $15.5 million for the years ended December 31, 2025 and 2024, respectively. In the year ended December 31, 2025, there was a decrease of $4.8 million in research and development expenses primarily due to the reduction of research and development projects in 2025, however, 2025 projects were focused primarily on projects aligned with increasing the reliability experience for customers.

The decrease in research and development expenses in 2025 were related to a $2.8 million decrease for headcount, salaries and employee-related expenses, a $0.8 million decrease in stock-based compensation, and a $1.2 million decrease in components design and engineering testing and validation for the Sapphire XC and development expenses for the product development of the 1MZ larger build volumes for our Sapphire systems, and other miscellaneous expenses.

We expect research and development costs to increase in 2026 and beyond due to a refreshed technology roadmap to meet our customers' demand in RPS and to bring and scale parts production with improvements in utilization efficiency and to enhance and advance our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $6.8 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively. There was a decrease of $6.1 million for the year ended December 31, 2025 as compared to 2024.

The decrease in selling and marketing expenses for the year ended December 31, 2025 was attributable to a $5.6 million decrease for headcount, salaries and employee-related expenses, a $0.7 million decrease in stock-based compensation, offset by an increase of $0.2 million in trade show expenses, marketing initiatives, and branding expenses.

We expect selling and marketing expenses to continue to increase during 2026 as we re-ignite sales and marketing efforts by participating in certain markets, such as defense and aerospace, that show interest in additive manufacturing solutions.

General and Administrative

General and administrative expenses were $30.1 million and $48.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $18.3 million in the year ended December 31, 2025 in general and administrative expenses as compared to 2024 was attributable to a $6.7 million decrease in bad debt expense, a $6.9 million decrease in public company related expenses for advisory, legal and accounting fees and insurance, a $1.8 million decrease in headcount, salaries and employee-related benefits, a $1.2 million decrease in stock-based compensation, and a $1.7 million decrease in miscellaneous expenses.

We expect general and administrative expenses to increase as we expand our business. However, we also continue to focus on our company-wide initiatives to reduce operating costs in other areas for 2026 as we reduce our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing.

Interest Expense

Interest expense was $4.4 million and $16.0 million, for the years ended December 31, 2025 and 2024, respectively. In the year ended December 31, 2025, there was an decrease of $11.6 million attributable to the December 24, 2024, debt for equity exchange transaction between the Company and Arrayed, wherein the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the payment of $26.9 million under the Secured Notes which redeemed approximately $22.4 million of aggregate principal amount plus $0.4 million of accrued interest.

We expect our interest expense may decrease as a result of reduced debt (for further information, see “—Liquidity and Capital Resources” and Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report).

Gain on Fair Value of Warrants

The change in fair value of warrants resulted in a loss of $1.1 million and a gain of $32.1 million for the years ended December 31, 2025 and 2024, respectively, and were related to the non-cash fair value change of the warrant liabilities. Warrants to purchase an equal number of shares of common stock of 366,946 were exercisable as of December 31, 2024. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement.

Gain on Fair value of Contingent Earnout Liabilities

The change in fair value of the contingent earnout liability was less than $0.1 million and a gain of $1.4 million for the years ended December 31, 2025 and 2024, respectively, and were related to the non-cash fair value change of the contingent earnout liabilities.

Loss on Debt Extinguishment

The loss on debt extinguishment was $0.0 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively, and was related to the July 2024 Loan Modification in accordance with the warrant issuance, slightly offset by a gain recorded on the December 2024 Exchange Agreement.

Other Income (Expense), Net

Other income (expense), net was $0.5 million and ($3.6) million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

No provision for federal and state income taxes was recorded because we incurred income tax losses for the years ended December 31, 2025 and 2024 and maintained a full valuation allowance on the deferred tax assets as of December 31, 2025 and 2024.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in 2025 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had $39.0 million and $1.2 million in cash, cash equivalents and short-term investments, respectively, and an accumulated deficit of $498.1 million and $426.8 million, respectively. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $7.7 million for parts and assemblies are due upon receipt and will primarily be delivered in 2026. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitment and contingencies, except for the operating leases, which represent total undiscounted future minimum lease payments of $16.9 million as of December 31, 2025. See Note 8, Leases, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

During the year ended December 31, 2025, we increased 3D system and parts revenue even though slightly offset by the impact of delayed shipments and customer order delays related to the government shutdown in the fourth quarter of 2025. This still resulted in an overall increase in 3D system and parts revenue. While we expect system sales to improve and revenue from parts printing to increase in 2026, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this Annual Report. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this Annual Report. See Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities, including the need to repay any outstanding debt, provide working capital, develop new features or enhance our products, expand our manufacturing capacity, improve our operating infrastructure, or acquire complementary businesses and technologies. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. Without such additional funding, we will not be able to continue operations.

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “Private Placement.” On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

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

Debt Facilities

As of December 31, 2025, our debt arrangements comprised the Secured Notes, of which we had approximately $3.2 million aggregate principal amount outstanding as of December 31, 2025.

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

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and became the owner of approximately 95% of the Company’s issued and outstanding common stock as of such date.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note could be prepaid in whole or in part at any time without penalty or premium and was convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $23.40 per share.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note was payable in full on the date that is six months from the date such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into Shares of common stock at a fixed conversion price of $15.00 per share.

On August 14, 2025, the Company amended the January Note, which amended certain provisions of the January Note, including: an extension of the maturity date under the January Note to February 14, 2027; a reduction of the interest rate under the January Note to 12%; and an adjustment of the fixed conversion price to $16.38 per share. On August 14, 2025, the Company also amended the February Note, which amended certain provisions of the February Note, including: an extension of the maturity dates for each tranche under the February Note to February 14, 2027; a reduction of the interest rate under the February Note to 12%; and an adjustment of the fixed conversion price to $10.50 per share. The Company has evaluated that the note amendments are both treated as a debt modification under ASC Topic 470, Debt.

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt. For more information see Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee).

On March 4, 2026, the Company and Arrayed entered into a further amendment to the January Note, which amended certain provisions of the January Note to, among other things, provide that, at any time and from time to time, Arrayed (as holder) has the right, at its option, to convert all or any portion of the outstanding principal amount of the January Note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock.

On March 4, 2026, the Company and Thieneman Construction, Inc. entered into a further amendment to the February Note, which amended certain provisions of the February Note to, among other things, provide that, subject to the existing terms of the February Note, accrued and unpaid interest thereon, in addition to the outstanding principal amount, may be convertible into common stock at the holder’s option.

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, a premium to the Company’s share price on March 4, 2026. As of such date, the January Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share. As of such date, the February Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 18, 2026, the Company repaid the Secured Note due 2026 in full of $3.2 million for principal and accrued interest. All obligations of the Company under the Secured Notes, have been fully and finally paid, discharged, and satisfied.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates would not have a material impact on annualized interest expense.

For more information, see Note 9, Long-Term Debt, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

Cash Flow Summary

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(27,327)	$(32,677)	$5,350
Net cash (used in) provided by investing activities	(2,715)	7,767	(10,482)
Net cash provided by financing activities	67,833	1,460	66,373

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $27.3 million, consisting primarily of a net loss of $71.4 million, non-cash loss of $37.0 million described below, and a decrease in net operating assets of $7.0 million. The cash used from net operating assets was primarily comprised of a decrease from accounts receivable of $4.4 million, a decrease from accounts payable of $15.3 million, a decrease from prepaid expenses and other current assets of $3.4 million, a decrease from contract assets of $2.9 million, and a decrease from other net operating assets of $1.4 million, offset by an increase from inventories of $24.4 million, an increase from accrued expenses and other liabilities of $8.0 million and an increase to other assets of $2.0 million. The non-cash loss of $37.0 million primarily consisted of the loss on cancellation of warrants of $11.4 million, stock-based compensation expense of $9.5 million, and the reserve for excess and obsolete inventory of $7.0 million.

Net cash used in operating activities for the year ended December 31, 2024 was $32.7 million, consisting primarily of a net loss of $69.7 million, cash used from net operating assets of $21.6 million, and non cash charges of $15.5 million. The cash used from operating assets was primarily comprised of accounts payable of $0.7 million, accrued expenses and other current liabilities of $2.6 million, and other noncurrent liabilities of $2.2 million, partially offset by an increase from inventories of $6.1 million for Sapphire and Sapphire XC system production, contract assets of $7.0 million, accounts receivable of $3.1 million, contract liabilities of $5.2 million, other assets of $4.0 million, and prepaid expenses and other current assets of $1.8 million related to insurance and vendor prepayments. The noncash charges primarily consisted of amortization of debt discount and deferred financing costs of $13.6 million, stock-based compensation of $11.8 million, loss on debt extinguishment of $7.5 million, depreciation and amortization of $4.8 million, warrant issuance in connection with the August warrant inducement of $2.4 million, cost of issuance of common stock warrants on BEPO Offering of $1.3 million, and reserve for excess and obsolete inventory of $7.2 million, partially offset by the fair value related to the warrants of $32.1 million, gain on exchange of debt for common stock of $2.6 million and the change in fair value related to the contingent earnout liabilities of $1.4 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $2.7 million, consisting of purchases of property and equipment of $2.7 million.

Net cash provided by investing activities during the year ended December 31, 2024 was $7.8 million, consisting of $3.5 million of proceeds from maturity of available-for-sale investments and $3.2 million in sales of available-for-sale securities, and reimbursement of previously incurred leasehold expenditures of $1.1 million.

We expect our capital expenditures to increase in 2026 compared to 2025 as we invest in printer capacity and related facilities for RPS.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $67.8 million, consisting of $28.0 million net proceeds from the December 2025 PIPE Offering, $17.8 million net proceeds from the August 2025 Offering, $15.0 million net proceeds from the issuance of the January Note and the February Note and $10.0 million net proceeds from an equipment loan, offset by the repayment of the Secured Notes of $2.6 million.

Net cash provided by financing activities during the year ended December 31, 2024 was $1.5 million, consisting of proceeds of $10.7 million from capital raise, net of issuance costs, $1.7 million proceeds from the August Warrant Inducement capital raise, $0.5 million of proceeds from Secured Notes, net of issuance costs, and $0.3 million of proceeds from issuance of common stock upon exercise of stock options, partially offset by $11.8 million from the repayment of Secured Notes.

We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the Secured Notes. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements, other than described below.

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $7.7 million for parts and assemblies are due upon receipt and will primarily be delivered in 2026. If inventory is shipped, we will accrue a liability under accrued expenses. See Note 13, Commitments and Contingenciges, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion. We have no other commitment and contingencies, except for the operating leases, which represent total undiscounted future minimum lease payments of $16.9 million as of December 31, 2025. See Note 8, Leases, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

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

Revenue Recognition

Revenue subject to ASC 606 consists of 3D Printer and parts sales and Support Services (recognition of Recurring Payment consisting of payments from lessees of the Company’s equipment discussed below). The Company determines revenue recognition through the following five-step model for recognizing revenue: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies its performance obligation.

A typical contract with customers for the 3D Printer and bundled software includes the Support Services. The Company provides one price for all deliverables including the 3D Printer and bundled software, and for the Support Services. Typically, the Company has one distinct obligation to transfer the 3D Printer and bundled software, and another distinct obligation to provide the Support Services.

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

3D Printer and Parts Sales

The Company bills its customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs typically over three to six months. Revenue for the 3D Printer and parts is recognized at a point-in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance with the portion of the transaction price allocated to these services being deferred as part of Support Services and recognized over the period the services are provided.

Rapid Production Solutions - RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to manufacture custom metal components in order to accelerate the path to production for our customers. RPS revenue is included under 3D Printer and parts revenue and occurs upon transfer of control to the customer at shipment.

The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2025 and 2024 was not material.

Recurring Payment (operating lease revenue from lessors)

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

Equipment under lease contracts is reclassified from inventory at its basis and depreciated over five to ten years to a salvage value. Income from the lessee is recorded as revenue using the straight-line method over the term of the lease. Support services are a non-lease component. The practical expedient has been elected to include rents and this non-lease component as one revenue stream recognized over the lease term on a straight-line basis. Costs associated with this component are classified as cost of revenue and recognized as incurred.

The Recurring Payment transactions, which are structured as operating leases, were 0.2% and 2.6% of revenue for the years ended December 31, 2025 and 2024, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2025 or December 31, 2024.

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

Other Revenue

Other Revenue is recognized for parts sold to customers independent of the 3D Printer sales or Support Services contract is included with 3D Printer sales. Such revenue is recognized upon transfer of control to the customer. Revenue from parts was not material for the years ended December 31, 2025 and 2024.

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

We estimate the fair value of Earnout Shares awards underlying stock options to employees, which is considered a compensatory award and accounted for under ASC 718, Stock-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, including the current stock price, volatility of the underlying stock, expected term, and the risk-free interest rate.

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

Following the Merger, 16,429 publicly-traded warrants (the “Public Warrants”) and 8,477 private placement warrants (the “Private Placement Warrants”), issued to Spitfire Sponsor, LLC (the “Sponsor”), all of which were issued in connection with JAWS Spitfire’s initial public offering (“IPO”), became exercisable for one share of the Company’s Common Stock at an exercise price of $6,037.50 per share. During the year ended December 31, 2025, there were no Public Warrants or Private Placement Warrants exercised. The Public Warrants are publicly traded and are exercisable for cash, unless certain conditions occur, such as redemption by the Company under certain circumstances, at which time the Public Warrants may be exercised on a cashless basis. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, we issued to Silicon Valley Bank warrants to purchase up to 134 shares of the Company’s common stock at an exercise price of $1,344 per warrant share (the “2022 Private Warrant”). The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

On December 29, 2023, the Company issued warrants to purchase 68,572 shares of the Company's common stock at an exercise price of $299.25 per warrant share (the "RDO Warrants"). Additionally, the Company issued warrants to purchase 3,429 shares of the Company's common stock at an exercise price of $326.29 per warrant share (the "Placement Agent Warrants" and together with the Public Warrants, the Private Placement Warrants, the 2022 Private Warrant, and the RDO Warrants the “Common Stock Warrants”). The RDO Warrants and Placement Agent Warrants are exercisable until December 29, 2028.

In connection with the BEPO Offering, the Company issued BEPO Warrants to purchase up to an aggregate of 65,307 shares of common stock. The BEPO Warrants are immediately exercisable at an exercise price of $183.75 per share and will expire on the five year anniversary of the date of issuance. In connection with the BEPO Placement Agency Agreement, we also issued BEPO Agent Warrants to purchase up to 3,266 shares of common stock. The BEPO Agent Warrants are exercisable at an exercise price of $202.20 per share and will expire on the five year anniversary of the date of issuance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Velo3D, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Velo3D, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

3D Printers Revenue Recognition – Refer to Note 2 in the consolidated financial statements

The Company generates revenue from the sale of 3D Printer systems, with revenue recognized at a point in time upon transfer of control to the customer. The contracts may include support services, which are accounted for as a separate performance obligation, with a portion of the transaction price deferred and recognized over time.

The Company allocates the transaction price between the 3D Printer systems and support services based on relative standalone selling prices (“SSP”). Determining SSP involves significant judgment, particularly when observable standalone selling prices are not available and management must consider factors such as pricing practices and expected margins.

Given the judgment involved in determining SSP, identifying performance obligations, and evaluating the timing of revenue recognition for 3D Printer sales, auditing revenue recognition involved especially complex and subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following:

•
We evaluated the Company’s identification of performance obligations, including the determination that 3D Printer systems and support services are distinct.
•
We assessed the reasonableness of SSP used to allocate the transaction price between 3D Printer systems and support services, including evaluating observable pricing and management’s assumptions
•
We tested the allocation of the transaction price to performance obligations.
•
We evaluated the Company’s determination of when revenue from 3D printer sales should be recognized, including assessing the transfer of control criteria.
•
We performed substantive testing of revenue transactions, including inspecting customer contracts, shipping documentation, and evidence of transfer of control.
•
We evaluated whether revenue was recognized in the appropriate period.

Inventory Valuation for Excess or Obsolete – Refer to Notes 2 and 6 in the Consolidated Financial Statements

The Company evaluates inventory for excess or obsolete quantities based on management’s assessment of the future usability of inventory, including whether such inventory is included in current bills of materials, can be utilized in products expected to be marketed or sold, or can be used and or sold as consumables.

The determination of inventory valuation for excess or obsolete inventory involves significant judgment, including evaluating product life cycles, potential rework, and the likelihood that inventory will be utilized in future production or sold.

Given the judgment involved in assessing the usability of inventory or its ability to sold, and determining inventory valuation, auditing inventory for excess or obsolete quantities involved especially complex and subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following:

•
We evaluated management’s methodology utilized for calculating the estimate, including assessing the appropriateness of the underlying formulaic calculation.
•
We assessed management’s evaluation of inventory, including whether inventory items were included in current bills of materials, could be reworked for use in production, or were associated with products that have been recently sold.
•
We evaluated qualitative factors included with the determination of significant assumptions used by management.
•
We tested inventory items on a sample basis, including evaluating whether such items were included in current production processes or otherwise expected to be utilized.

•
We assessed whether inventory previously written down was appropriately maintained at its reduced cost basis and not subsequently written up.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2024.

San Francisco, California

March 31, 2026

Velo3D, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,013	$1,212
Accounts receivable, net	6,263	3,723
Inventories, net	27,083	49,953
Contract assets	2,039	500
Prepaid expenses and other current assets	5,722	2,336
Total current assets	80,120	57,724
Property and equipment, net	13,094	14,270
Equipment subject to operating lease, net	1,629	3,673
Other assets	10,505	13,513
Total assets	$105,348	$89,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,301	$18,538
Accrued expenses and other current liabilities	7,915	3,511
Debt — current portion	6,305	5,666
Contract liabilities	9,281	10,285
Total current liabilities	33,802	38,000
Long-term debt — less current portion	24,710	—
Contingent earnout liabilities (Note 10)	1	11
Warrant liabilities (Note 10)	109	2,167
Other noncurrent liabilities	8,570	9,338
Total liabilities	67,192	49,516
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock, $0.00001 par value — 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively, 24,607,630 and 12,993,962 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	536,294	466,441
Accumulated other comprehensive loss	—	—
Accumulated deficit	(498,143)	(426,781)
Total stockholders’ equity	38,156	39,664
Total liabilities and stockholders’ equity	$105,348	$89,180

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2025 and 2024

(In thousands, except per share data)

	2025	2024
Revenue
3D printer and parts	$39,183	$25,368
Recurring payment	70	1,054
Support services	6,196	9,581
Other	524	5,000
Total Revenue	45,973	41,003
Cost of revenue
3D printer and parts	47,211	34,159
Recurring payment	12	866
Support services	6,154	8,063
Total cost of revenue	53,377	43,088
Gross loss	(7,404)	(2,085)
Operating expenses
Research and development	10,653	15,482
Selling and marketing	6,766	12,858
General and administrative	30,097	48,369
Total operating expenses	47,516	76,709
Loss from operations	(54,920)	(78,794)
Interest expense	(4,364)	(15,968)
(Loss) gain on fair value of warrants	(1,140)	32,094
Gain on fair value of contingent earnout liabilities	10	1,445
Loss on warrant cancellation	(11,357)	—
Loss on debt extinguishment	—	(4,904)
Other income (expense), net	526	(3,637)
Loss before income taxes	(71,245)	(69,764)
(Provision) benefit for income taxes	(117)	20
Net loss	(71,362)	(69,744)
Net loss per share:
Basic	$(4.33)	$(82.32)
Diluted	$(4.33)	$(82.32)
Shares used in computing net loss per share:
Basic	16,486,845	847,265
Diluted	16,486,845	847,265
Net loss	$(71,362)	$(69,744)
Net unrealized holding gain on available-for-sale investments	—	96
Total comprehensive loss	$(71,362)	$(69,648)

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(In thousands)

	2025	2024
Cash flows from operating activities
Net loss	$(71,362)	$(69,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,379	4,778
Amortization of debt discount and deferred financing costs	192	13,637
Stock-based compensation	9,509	11,810
Gain on exchange of debt for common stock	—	(2,619)
Change in fair value of warrants	1,140	(32,094)
Change in fair value of contingent earnout liabilities	(10)	(1,445)
Impairment of equipment subject to operating lease	1,066	—
Loss on warrant cancellation	11,357	—
Reserve for excess and obsolete inventory	6,979	7,179
Non-cash cost of issuance of common stock warrants on BEPO Offering	—	1,311
Loss on debt extinguishment	—	7,525
Non-cash warrant issuance in connection with August warrant inducement	—	2,439
Provision for credit loss related to contract assets	1,392	—
Provision for credit loss related to trade accounts receivable	1,863	2,786
Non-cash lease expense	139	134
Loss on sale/disposal of fixed assets	24	11
Realized loss on available-for-sale securities	—	23
Changes in assets and liabilities
Accounts receivable	(4,403)	3,074
Inventories	24,415	6,121
Contract assets	(2,931)	7,010
Prepaid expenses and other current assets	(3,386)	1,824
Other assets	2,000	3,952
Accounts payable	(15,300)	(743)
Accrued expenses and other liabilities	7,960	(2,578)
Contract liabilities	(1,004)	5,150
Other noncurrent liabilities	(346)	(2,218)
Net cash used in operating activities	(27,327)	(32,677)
Cash flows from investing activities
Purchase of property and equipment	(2,715)	(9)
Reimbursement of previously incurred leasehold expenditures	—	1,084
Sales of property and equipment	—	20
Sales of available-for-sale securities	—	3,172
Proceeds from maturity of available-for-sale investments	—	3,500
Net cash (used in) provided by investing activities	(2,715)	7,767
Cash flows from financing activities
Proceeds from secured convertible notes	15,000	500
Repayment of secured notes	(2,627)	(11,750)
Proceeds from equipment loan	10,000	—
Repayment of equipment loan	(311)	—
Issuance cost for equipment loan	(19)	—
Gross proceeds from December 2025 PIPE Offering	30,000	—
Payment for issuance cost related to December 2025 PIPE Offering	(2,033)	—
Gross proceeds from August 2025 Offering	20,126	—
Payment for issuance cost related to August 2025 Offering	(2,303)	—
Proceeds from capital raise — August Warrant Inducement	—	1,695
Gross proceeds from BEPO Offering	—	12,000
Payments for issuance cost related to the BEPO Offering	—	(1,300)
Issuance of common stock upon exercise of stock options	—	315
Net cash provided by financing activities	67,833	1,460
Effect of exchange rate on cash and cash equivalents	5	(4)
Net change in cash and cash equivalents	37,796	(23,454)
Cash and cash equivalents and restricted cash at beginning of period	1,840	25,294
Cash and cash equivalents and restricted cash at end of period	$39,636	$1,840

Supplemental disclosure of cash flow information
Cash paid for interest	1,125	1,183
Cash paid for income taxes for foreign subsidiary	117	—
Supplemental disclosure of non-cash information
Unpaid liabilities related to property and equipment, net	742	3,123
Equipment subject to operating lease, net returned to inventories, net	653	2,235
Warrant cancellation upon issuance of common stock	3,198	—
Operating lease right-of-use assets recorded in exchange for lease obligation	864	—
Transfer of property and equipment, net to inventories, net	1,555	—
Unpaid purchase of inventories, net	6,316	3,485

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$39,013	$1,212
Restricted cash (Other assets)	623	628
Total cash and cash equivalents, and restricted cash	$39,636	$1,840

The accompanying notes are an integral part of these consolidated financial statements.

Velo3D, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	492,223	$2	$425,471	$(96)	$(357,037)	$68,340
Issuance of common stock upon exercise of stock options	3,390	—	315	—	—	315
Stock-based compensation	32,156	—	11,810	—	—	11,810
Issuance of common stock and warrants in connection with capital raise, net of issuance costs	114,830	—	4,239	—	—	4,239
Issuance of common stock in connection with debt extinguishment	12,343,423	2	24,606	—	—	24,608
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	7,940	—	—	—	—	—
Net loss	—	—	—	—	(69,744)	(69,744)
Other comprehensive income	—	—	—	96	—	96
Balance as of December 31, 2024	12,993,962	4	$466,441	$-	$(426,781)	$39,664
Issuance of common stock upon vesting of RSUs	254,543	—	—	—	—	—
Stock-based compensation	—	—	9,509	—	—	9,509
Issuance of common stock and warrants in connection with August 2025 Offering, net	6,708,333	1	17,822	—	—	17,823
Issuance of common stock and warrants in connection with December 2025 PIPE Financing, net of issuance costs	3,636,363	—	27,967	—	—	27,967
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	—	14,555
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	24,270	—	—	—	—	—
Net loss	—	—	—	—	(71,362)	(71,362)
Balance as of December 31, 2025	24,607,630	5	$536,294	$—	$(498,143)	$38,156

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

Velo3D’s subsidiaries are Velo3D US, Inc., (formerly known as Velo3D, Inc. (“Legacy Velo3D”), founded in June 2014 as a Delaware corporation headquartered in Campbell, California), Velo3D, B.V. (a sales and marketing office located in the Netherlands) and Velo3D, GmbH, (a sales and marketing office located in Germany). The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.

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

As a result of the 2024 Reverse Stock Split, every 35 shares of the Company's common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the 2024 Reverse Stock Split were rounded up to the nearest whole share and these rounding adjustments had no material impact on the total stockholders’ equity or earnings per share. The par value of the Company’s common stock was not adjusted as a result of the 2024 Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2024 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2024 Reverse Stock Split have been presented after giving effect to such adjustments.

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

As a result of the 2025 Reverse Stock Split, every 15 shares of the Company's common stock were automatically reclassified and converted into one issued and outstanding share of common stock. No fractional shares were issued in connection with the 2025 Reverse Stock Split. Any fractional shares resulting from the 2025 Reverse Stock Split were rounded up to the nearest whole share and these rounding adjustments had no material impact on the total stockholders’ equity or earnings per share. The par value of the Company’s common stock was not adjusted as a result of the 2025 Reverse Stock Split nor did it change the total number of the Company's authorized shares of common stock. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the 2025 Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the 2025 Reverse Stock Split have been presented after giving effect to such adjustments.

Delisting from the New York Stock Exchange ("NYSE"), Trading on Over-the Counter ("OTC") and Listing on Nasdaq Capital Market ("Nasdaq")

On September 10, 2024 the Company received written notice from the NYSE that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market. On August 19, 2025, the Company commenced trading of its common stock on the Nasdaq Capital Market under the ticker symbol "VELO".

Going Concern, Financial Condition and Liquidity and Capital Resources

The consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $498.1 million and cash and cash equivalents on hand of approximately $39.0 million.

Management believes that substantial doubt exists about the Company’s ability to continue as a going concern. As of the date of the issuance of these consolidated financial statements, the Company does not have sufficient liquidity to meet its operating needs and satisfy its obligations for at least 12 months from the date of issuance of the consolidated financial statements.

The Company will need to engage in additional financings to fund its operations and satisfy its obligations in the near-term. The Company is in discussions with multiple financing sources to attempt to secure additional financing. There are no assurances that the Company will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

The Company's strategic business review process to explore alternatives to maximize stockholder value, began in December 2023 and was concluded on December 24, 2024, at the close of the debt for equity exchange transaction.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction where the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the cancellation of $22.4 million in principal amount of the Company’s Secured Notes plus $0.4 million of accrued interest on the Notes. Arrayed continues to hold $5.0 million in principal amount of the Notes, and became the owner of approximately 95% of the Company’s issued and outstanding common stock as of such date.

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "January Note") to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bore interest at a rate of 60.0% per annum and was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the date each such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, which became due on August 10, 2025 and September 20, 2025, respectively. The outstanding principal amount of the February Note was convertible, upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company's common stock at a fixed conversion price of $15.00 per share. The January Note and February Note are referred to herein collectively as the (“Secured Convertible Notes)”.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

The offering closed on August 20, 2025 (the "August 2025 Offering"). Gross proceeds of $20.1 million was received from the August 2025 Offering of 5,833,333 shares of the Company's common stock ($17.5 million) and the exercise of the Representative's option to purchase 875,000 shares of common stock. Net proceeds from the offering were approximately $17.8 million after deducting $2.3 million in the underwriting discounts and commissions, and other offering expenses payable by the Company for legal and audit services. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). Although the arrangement is legally structured as a sale-leaseback, the Company concluded that the transaction does not qualify as a sale under ASC 606, Revenue from Contracts with Customers, because control of the equipment did not transfer. Accordingly, under ASC 842-40, Leases, the arrangement is accounted for as a secured financing. The underlying equipment remains recorded within Property, Plant, and Equipment, and the proceeds received are recognized as a financing liability. The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt. Payments made under the agreement are allocated between interest expense and a reduction of the financing obligation over the term of the agreement based on the effective interest method. For more information see Note 9, Long-Term Debt, in the notes to the consolidated financial statements.

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, par value $0.00001 per share, at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “Private Placement.” On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee).

On March 4, 2026, the Company and Arrayed entered into a further amendment to the January Note, which amended certain provisions of the January Note to, among other things, provide that, at any time and from time to time, Arrayed (as holder) has the right, at its option, to convert all or any portion of the outstanding principal amount of the January Note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock.

On March 4, 2026, the Company and Thieneman Construction, Inc. entered into a further amendment to the February Note, which amended certain provisions of the February Note to, among other things, provide that, subject to the existing terms of the February Note, accrued and unpaid interest thereon, in addition to the outstanding principal amount, may be convertible into common stock at the

Velo3D, Inc.

Notes to Consolidated Financial Statements

holder’s option.

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, a premium to the Company’s share price on March 4, 2026. As of such date, the January Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share. As of such date, the February Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 18, 2026, the Company repaid the Secured Note due 2026 in full of $3.2 million for principal and accrued interest. All obligations of the Company under the Secured Notes, have been fully and finally paid, discharged, and satisfied.

Note 2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of the consolidated financial statements are set forth below. These policies have been consistently applied to all the periods presented, unless otherwise stated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, standalone selling price for performance obligations in contracts with customers, variable consideration for sale and utilization fee contracts with customers, the valuation of common stock warrants, the fair value of stock-based compensation and other assumptions used to measure stock-based compensation, the fair value of contingent earnout liabilities, inventory reserves, allowance for credit losses, and the valuation of deferred income tax assets and uncertain tax positions.

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

In June 2021, in conjunction with the new 80,000+ square foot manufacturing facility, the Company issued a one-year letter of credit for $0.8 million to the landlord to secure the agreement, which automatically renews for another annual period, through the life of the lease. In October 2024, the letter of credit was reduced to $0.6 million. The Company has restricted cash recorded in other assets to secure the letter of credit and the agreement will allow for reductions to the letter of credit limit based on the Company’s revenue achievements.

Revenue Recognition

Revenue subject to ASC 606 consists of 3D Printer and parts sales and Support Services (recognition of Recurring Payment consisting of payments from lessees of the Company’s equipment discussed below). The Company determines revenue recognition through the following five- step model for recognizing revenue: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies its performance obligation.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

a stand-alone basis, the Company estimates the SSP using the residual approach. Significant judgment is used to identify and account for each of the two performance obligations.

3D printer financial statement line item changed to "3D printer and parts"

3D printer Revenue and 3D printer Cost of revenue have historically included systems and printed parts, and consumables. The name change from Revenue - 3D printer to "3D printer and parts" and Cost of revenue - 3D printer to "3D printer and parts" clarifies where the Rapid Production Solutions printed parts revenue and cost of revenue are presented.

3D Printer and Parts Sales

The Company bills its customers beginning at the time of acceptance of the purchase order (which represents a deposit), with the second billing at the time of shipment and final billing upon site acceptance test completion. The timeframe from order to completion of the site acceptance test occurs typically over three to six months. Revenue for the 3D Printer and parts is recognized at a point-in time, which occurs upon transfer of control to the customer at shipment. Site installation, testing and customer training are incidental to customer acceptance with the portion of the transaction price allocated to these services being deferred as part of Support Services and recognized over the period the services are provided.

Rapid Production Solutions - RPS utilizes our deep engineering expertise, cutting-edge technology and a fleet of Sapphire XC large-format metal 3D printers to manufacture custom metal components in order to accelerate the path to production for our customers. RPS revenue is included under 3D Printer and parts revenue and occurs upon transfer of control to the customer at shipment.

The Company has elected not to recognize shipping to customers as a separate performance obligation. Revenue from shipping billed to customers for the years ended December 31, 2025 and 2024 was not material.

Recurring Payment (operating lease revenue from lessors)

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

Equipment under lease contracts is reclassified from inventory at its basis and depreciated over ten years to a salvage value. Income from the lessee is recorded as revenue using the straight-line method over the term of the lease. Support services are a non-lease component. The practical expedient has been elected to include rents and this non-lease component as one revenue stream recognized over the lease term on a straight-line basis. Costs associated with this component are classified as cost of revenue and recognized as incurred.

The Recurring Payment transactions, which are structured as operating leases, were 0.2% and 2.6% of revenue for the years ended December 31, 2025 and 2024, respectively. Under this model, the customer typically pays a base rent and variable payments based on usage in excess of a defined threshold. Most of our leases have a 12-month term, though in certain cases the lease term is longer.

Costs for warranties for parts and services for equipment under lease are accrued separately at lease commencement and amortized to cost of revenue over the lease term to the extent the costs are probable and can be reasonably estimated since the related revenue is being recognized over the lease term. Warranty accruals were not material as of December 31, 2025 and 2024, respectively.

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

Other Revenue

Other Revenue is recognized for licensing agreements, installation and training and other services provided to customers independent of the 3D Printer and parts sales or Support Services contracts. Such revenue is recognized upon transfer of control to the customer. Revenue from licensing agreements, installation and training and other services was $0.5 million and $5.0 million for the years ended December 31, 2025 and 2024, respectively.

Contracts Assets and Contract Liabilities

Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to the Company’s customers. A contract asset is recognized when products or services are transferred to a customer and the right to consideration is conditional on something other than the passage of time. Contract liabilities include amounts billed or collected which is related to remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Cost of Revenue

Cost of 3D Printer and parts includes the manufacturing cost of the components and subassemblies purchased from vendors for the assembly, as well as raw materials, powder, and assemblies, shipping costs, printed parts costs, and other directly associated costs. Cost of 3D Printer and parts also includes allocated overhead costs from headcount related costs, such as salaries and stock-based compensation, depreciation of manufacturing related equipment and facilities, and information technology costs.

Cost of Recurring Payment includes depreciation of the equipment on lease over the useful life of three to ten years less the residual value, and an allocated portion of Cost of Support Services.

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

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for credit losses to ensure trade receivables are not overstated due to uncollectability. Allowances are provided for individual accounts receivable when the Company becomes

Velo3D, Inc.

Notes to Consolidated Financial Statements

aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position.

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

Property and Equipment, Net and Equipment Subject to Operating Lease, Net

Property and equipment and equipment subject to operating lease are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Estimated useful life
Equipment subject to operating lease	3-10 years
Computers and software	1-3 years
Lab equipment and other equipment	3-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of the remaining lease term or useful life of 10 years

Expenditures for major renewals and improvements that increase functionality of the asset are capitalized and depreciated ratably over the identified useful life. Expenditures for non-major repairs and maintenance are charged to expense as incurred.

The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of December 31, 2025 and 2024, capitalized costs were not material.

Equipment Subject to Operating Lease

We have updated certain naming conventions within our consolidated financial statement descriptions to better reflect the nature of our leases. The line item previously labeled “Equipment on lease, net” has been renamed to “Equipment subject to operating lease, net”. Additionally, the related note disclosure has been revised to separately present (i) “Equipment on Lease”, and (ii) “Equipment available on lease”. These changes are intended to improve clarity and more accurately represent the composition and status of our equipment subject to operating lease.

For more information, see Note 7, Equipment Subject to Operating Lease, Net, in the notes of the consolidated financial statements included elsewhere in this Annual Report.

Our 3D Printers subject to operating leases are classified using the following criteria:

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, equipment subject to operating lease, net, and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the estimated undiscounted future cash flows generated by these assets were less than the carrying amounts, an impairment charge is recognized.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

We estimate the fair value of Earnout Shares awards underlying stock options to employees, which is considered a compensatory award and accounted for under ASC 718, Stock-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, including the current stock price, volatility of the underlying stock, expected term, and the risk-free interest rate.

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

Selling and marketing expenses consist primarily of travel and entertainment expenses, and salary and related expenses, including stock-based compensation, for personnel related to the sales and marketing efforts to expand the Company’s brand and market share. Also, selling and marketing expenses includes third-party consulting fees, advertising, and allocated overhead. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2025 and 2024 were less than $0.1 million and $0.1 million, respectively.

General and administrative expenses consist primarily of salaries, occupancy costs including rent and utilities, and depreciation; information technology used in the business; professional services costs including legal, accounting, and consulting, and other.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax expense or

Velo3D, Inc.

Notes to Consolidated Financial Statements

benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary, to reduce deferred tax assets where it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more-likely-than-not to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024.

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

Reclassifications of Previously Issued Financial Statements

Certain prior-period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no impact on previously reported total net income (loss), total cash flows, or total stockholders’ equity.

Revision of Previously Filed Financial Statements

During the fourth quarter of 2025, the Company identified an error in its calculation of stock-based compensation expense related to certain earnout awards for the year ended December 31, 2024, and the nine months ended September 30, 2025. Although the grant-date fair value was determined correctly, the Company failed to properly account for forfeitures resulting from the 2023 and 2024 reductions in force ("RIFs"). Specifically, the Company continued to recognize expense for terminated employees throughout the derived service period. In accordance with ASC 718, Stock-based Compensation, while the derived service period for a market-condition award is not updated for changes in market assumptions, expense recognition should cease upon an employee's termination. The correction of this error resulted in a cumulative overstatement of stock-based compensation expense of $5.3 million. Of this total, $3.5 million relates to the year ended December 31, 2024, and $1.8 million relates to the first nine months of 2025. The adjustments to stock-based compensation expense were allocated to Research and development, Sales and marketing and General and administrative expenses with a corresponding impact to Additional paid in capital and Accumulated deficit, accordingly. This correction also necessitated an adjustment to the year ended December 31, 2024 Income Tax Provision and the associated Deferred Tax Assets. Specifically, the Company recorded a cumulative adjustment to reflect the tax effect of the revised stock-based compensation expense. The Company has determined these amounts are immaterial to the prior periods. However, to improve the consistency and comparability of the

Velo3D, Inc.

Notes to Consolidated Financial Statements

consolidated financial statements, all amounts impacted during the interim and annual periods during 2025 and 2024 are presented as revised within this Form 10-K.

During the fourth quarter of 2025, the Company identified an error in the depreciation expense recorded for equipment subject to operating leases for the nine months ended September 30, 2025. The error resulted from the cessation of depreciation upon the expiration of certain lease contracts without an appropriate evaluation of the continued depreciation requirements for the underlying assets. As a result of this correction, the Company recorded an additional $0.08 million in depreciation expense within General and administrative expenses for each of the first three quarters of 2025. The cumulative impact of these revisions reduced Equipment subject to operating lease, net by $0.08 million, $0.16 million and $0.24 million as of March 31, June 30, and September 30, 2025, respectively.

During the fourth quarter of 2025, the Company identified certain prior-period amounts in the December 31, 2024 Consolidated Statements of Cash Flows that required reclassification to conform with the current-period presentation and presentation requirement in accordance with FASB ASC 230, Statement of Cash Flows. These reclassifications had no impact on the year ended December 31, 2024 cash flows from operating, investing or financing activities previously reported.

These reclassifications consisted of disaggregating certain line items to provide additional detail and had no effect on previously reported net income, total shareholders’ equity, or the net cash generated from or used by operating, investing, or financing activities for any of the impacted periods. Additionally, the Company corrected the supplemental disclosure of non-cash investing and financing activities for the year ended December 31, 2024, to include $3.1 million related to the transfer of Property and equipment, net to Inventories, net. Management has determined that these reclassifications and the supplemental disclosure omission were immaterial to the previously issued financial statements. However, to improve the consistency and comparability of the financial information, these revisions are reflected in the tables below.

All changes were included in the consolidated financial statements as of and for the years ended December 31, 2025 and 2024 as shown below:

The following table reflects the revisions to the previously issued Condensed Consolidated Balance Sheets as of as of March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024, and the Consolidated Balance Sheet as of December 31, 2024 :

	March 31, 2025			June 30, 2025			September 30, 2025
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)

Equipment subject to operating lease, net	$3,673	$(81)	$3,592	$3,020	$(162)	$2,858	$3,020	$(243)	$2,777
Total assets	$91,399	$(81)	$91,318	$78,558	$(162)	$78,396	$93,899	$(243)	$93,656
Additional paid-in capital	$488,623	$(4,032)	$484,591	$491,032	$(4,606)	$486,426	$511,477	$(5,324)	$506,153
Accumulated deficit	$(455,746)	$3,951	$(451,795)	$(469,501)	$4,444	$(465,057)	$(481,326)	$5,081	$(476,245)
Total stockholders' equity	$32,882	$(81)	$32,801	$21,535	$(162)	$21,373	$30,156	$(243)	$29,913
Total liabilities and stockholders' equity	$91,399	$(81)	$91,318	$78,558	$(162)	$78,396	$93,899	$(243)	$93,656

Velo3D, Inc.

Notes to Consolidated Financial Statements

	March 31, 2024			June 30, 2024			September 30, 2024			December 31, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)			(In thousands)

Additional paid-in capital	$430,843	$(791)	$430,052	$437,642	$(1,898)	$435,744	$443,066	$(3,143)	$439,923	$469,994	$(3,553)	$466,441
Accumulated deficit	$(385,351)	$791	$(384,560)	$(385,523)	$1,898	$(383,625)	$(408,648)	$3,143	$(405,505)	$(430,334)	$3,553	$(426,781)

The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, three and six months ended June 30, 2025 and 2024, three and nine months ended September 30, 2025 and 2024 and Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)

Research and development	$2,275	$(216)	$2,059	$5,043	$(371)	$4,672
Selling and marketing	$1,212	$(126)	$1,086	$4,809	$(207)	$4,602
General and administrative	$9,131	$(55)	$9,076	$8,783	$(213)	$8,570
Total operating expenses	$12,618	$(397)	$12,221	$18,635	$(791)	$17,844
Loss from operations	$(11,921)	$397	$(11,524)	$(21,450)	$791	$(20,659)
Loss before provision for income taxes	$(25,403)	$397	$(25,006)	$(28,310)	$791	$(27,519)
Net loss	$(25,411)	$397	$(25,014)	$(28,314)	$791	$(27,523)
Net loss per share:
Basic	$(1.90)	$0.03	$(1.87)	$(57.11)	$1.60	$(55.51)
Diluted	$(1.90)	$0.03	$(1.87)	$(57.11)	$1.60	$(55.51)
Net loss	$(25,411)	$397	$(25,014)	$(28,314)	$791	$(27,523)
Total comprehensive loss	$(25,411)	$397	$(25,014)	$(28,262)	$791	$(27,471)

	For the three months ended June 30, 2025			For the six months ended June 30, 2025			For the three months ended June 30, 2024			For the six months ended June 30, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)			(In thousands)

Research and development	$2,845	$(257)	$2,588	$5,120	$(473)	$4,647	$4,545	$(506)	$4,039	$9,588	$(877)	$8,711
Selling and marketing	$1,619	$(151)	$1,468	$2,831	$(277)	$2,554	$4,273	$(297)	$3,976	$9,082	$(504)	$8,578
General and administrative	$6,037	$(85)	$5,952	$15,168	$(140)	$15,028	$8,805	$(304)	$8,501	$17,588	$(517)	$17,071
Total operating expenses	$10,501	$(493)	$10,008	$23,119	$(890)	$22,229	$17,623	$(1,107)	$16,516	$36,258	$(1,898)	$34,360
Loss from operations	$(12,089)	$493	$(11,596)	$(24,010)	$890	$(23,120)	$(20,520)	$1,107	$(19,413)	$(41,970)	$1,898	$(40,072)
Income (loss) before provision for income taxes	$(13,667)	$493	$(13,174)	$(39,070)	$890	$(38,180)	$(176)	$1,107	$931	$(28,486)	$1,898	$(26,588)
Net income (loss)	$(13,756)	$493	$(13,263)	$(39,167)	$890	$(38,277)	$(172)	$1,107	$935	$(28,486)	$1,898	$(26,588)
Net income (loss) per share:
Basic	$(0.98)	$0.04	$(0.94)	$(2.85)	$0.06	$(2.79)	$(0.30)	$1.96	$1.65	$(53.31)	$3.55	$(49.75)
Diluted	$(0.98)	$0.04	$(0.94)	$(2.85)	$0.06	$(2.79)	$(0.30)	$1.96	$1.65	$(53.31)	$3.55	$(49.75)
Net income (loss)	$(13,756)	$493	$(13,263)	$(39,167)	$890	$(38,277)	$(172)	$1,107	$935	$(28,486)	$1,898	$(26,588)
Total comprehensive income (loss)	$(13,756)	$493	$(13,263)	$(39,167)	$890	$(38,277)	$(130)	$1,107	$977	$(28,392)	$1,898	$(26,494)

Velo3D, Inc.

Notes to Consolidated Financial Statements

	For the three months ended September 30, 2025			For the nine months ended September 30, 2025			For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)			(In thousands)

Research and development	$3,042	$(320)	$2,722	$8,162	$(793)	$7,369	$4,438	$(562)	$3,876	$14,026	$(1,439)	$12,587
Selling and marketing	$1,984	$(187)	$1,797	$4,815	$(464)	$4,351	$3,099	$(337)	$2,762	$12,181	$(841)	$11,340
General and administrative	$6,037	$(130)	$5,907	$21,205	$(271)	$20,934	$15,410	$(346)	$15,064	$32,998	$(863)	$32,135
Total operating expenses	$11,063	$(637)	$10,426	$34,182	$(1,528)	$32,654	$22,947	$(1,245)	$21,702	$59,205	$(3,143)	$56,062
Loss from operations	$(10,630)	$637	$(9,993)	$(34,641)	$1,528	$(33,113)	$(18,876)	$1,245	$(17,631)	$(60,846)	$3,143	$(57,703)
Loss before provision for income taxes	$(11,839)	$637	$(11,202)	$(50,910)	$1,528	$(49,382)	$(23,125)	$1,245	$(21,880)	$(51,611)	$3,143	$(48,468)
Net loss	$(11,825)	$637	$(11,188)	$(50,993)	$1,528	$(49,465)	$(23,125)	$1,245	$(21,880)	$(51,611)	$3,143	$(48,468)
Net loss per share:
Basic	$(0.69)	$0.04	$(0.65)	$(3.43)	$0.10	$(3.33)	$(37.54)	$2.02	$(35.52)	$(91.82)	$5.59	$(86.23)
Diluted	$(0.69)	$0.04	$(0.65)	$(3.43)	$0.10	$(3.33)	$(37.54)	$2.02	$(35.52)	$(91.82)	$5.59	$(86.23)
Net loss	$(11,825)	$637	$(11,188)	$(50,993)	$1,528	$(49,465)	$(23,125)	$1,245	$(21,880)	$(51,611)	$3,143	$(48,468)
Total comprehensive loss	$(11,825)	$637	$(11,188)	$(50,993)	$1,528	$(49,465)	$(23,123)	$1,245	$(21,878)	$(51,515)	$3,143	$(48,372)

	For the twelve months ended December 31, 2024
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Research and development	$17,108	$(1,626)	$15,482
Selling and marketing	$13,808	$(950)	$12,858
General and administrative	$49,346	$(977)	$48,369
Total operating expenses	$80,262	$(3,553)	$76,709
Loss from operations	$(82,347)	$3,553	$(78,794)
Loss before provision for income taxes	$(73,317)	$3,553	$(69,764)
Net loss	$(73,297)	$3,553	$(69,744)
Net loss per share:
Basic	$(86.51)	$4.19	$(82.32)
Diluted	$(86.51)	$4.19	$(82.32)
Net loss	$(73,297)	$3,553	$(69,744)
Total comprehensive loss	$(73,201)	$3,553	$(69,648)

The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, nine months ended September 30, 2025 and 2024 and Consolidated Statement of Cash Flows for the year ended December 31, 2024:

	For the three months ended March 31, 2025			For the six months ended June 30, 2025			For the nine months ended September 30, 2025
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)

Net Loss	$(25,411)	$397	$(25,014)	$(39,167)	$890	$(38,277)	$(50,993)	$1,528	$(49,465)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$942	$81	$1,023	$1,725	$162	$1,887	$2,492	$243	$2,735
Stock-based compensation	$4,074	$(478)	$3,596	$6,483	$(1,052)	$5,431	$9,106	$(1,771)	$7,335

Velo3D, Inc.

Notes to Consolidated Financial Statements

	For the three months ended March 31, 2024			For the six months ended June 30, 2024			For the nine months ended September 30, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)			(In thousands)

Net Loss	$(28,314)	$791	$(27,523)	$(28,486)	$1,898	$(26,588)	$(51,611)	$3,143	$(48,468)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	$5,087	$(791)	$4,296	$9,334	$(1,898)	$7,436	$13,041	$(3,143)	$9,898

	For the twelve months ended December 31, 2024
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Net Loss	$(73,297)	$3,553	$(69,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$4,912	$(134)	$4,778
Stock-based compensation	$15,363	$(3,553)	$11,810
Reserve for excess and obsolete inventory	$-	$7,179	$7,179
Provision for credit loss related to trade accounts receivable	$-	$2,786	$2,786
Non-cash lease expense	$-	$134	$134
Changes in assets and liabilities
Accounts receivable	$5,860	$(2,786)	$3,074
Inventories	$13,300	$(7,179)	$6,121
Cash flows from financing activities
Gross proceeds from BEPO Offering	$10,700	$1,300	$12,000
Payments for issuance costs related to the BEPO offering	$-	$(1,300)	$(1,300)

The following table sets forth the components of the Company’s year ended December 31, 2024 Income Tax Provision as restated from the previously issued Note 12. Income Taxes, in the 2024 Form 10-K to reflect the cumulative impact of the stock-based compensation misstatement as described above:

	December 31, 2024			December 31, 2024
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands, except percentages)

Tax at federal statutory rate	$(15,432)	$746	$(14,686)	(21.0)%	(0.1)%	(21.1)%
State, net of federal benefit	$12,779	$168	$12,947	17.4%	1.2%	18.6%
Change in valuation allowance	$(6,939)	$(914)	$(7,853)	(9.4)%	(1.3)%	(11.2)%

The following table sets forth the components of the Company’s year ended December 31, 2024 Deferred Tax Assets as restated to from the previously issued Note 12. Income Taxes, 2024 Form 10-K reflect the cumulative impact of the stock-based compensation misstatement as described above:

	December 31, 2024
	As Previously Reported	Adjusted	As Revised
	(In thousands)

Stock-based compensation	$5,866	$(914)	$4,952
Total deferred tax assets	$121,835	$(914)	$120,921
Valuation allowance	$(118,783)	$914	$(117,869)

Velo3D, Inc.

Notes to Consolidated Financial Statements

The gross impact to the deferred tax asset of $0.9 million, is fully offset by a corresponding decrease in the valuation allowance. Accordingly, there was no impact to income tax expense.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 during the year ended December 31, 2025. The Company applied ASU 2023-09 prospectively to the consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update contains amendments that require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The expected impact would only be to the consolidated financial statement disclosures. The Company is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Note 3. Basic and Diluted Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share to common stockholders. Basic and diluted net loss per share for all periods presented have been adjusted to reflect the 2024 1-for-35 reverse stock split of the Company’s common stock and the 2025 1-for-15 reverse stock split of the Company's common stock (see Note 1). These reverse splits reduced the outstanding common shares and increased the weighted average shares outstanding retrospectively.

	December 31,
	2025	2024
	(In thousands, except share per share data)
Numerator:
Net loss	$(71,362)	$(69,744)

Denominator:
Basic weighted average shares outstanding	16,486,845	847,265
Diluted weighted average shares outstanding	16,486,845	847,265

Net loss per share
Basic	$(4.33)	$(82.32)
Diluted	$(4.33)	$(82.32)

The following potentially dilutive shares of common stock equivalents on an "as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2025	2024
	(per share data)
Common stock warrants	36,892	215,134
Common stock options	4,247	38,028
Restricted stock units	1,030,414	18,036
Total potentially dilutive common share equivalents	1,071,553	271,198

Total potentially dilutive common share equivalents for the years ended December 31, 2025 and 2024, excludes 41,444 respectively, shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	37,124	—	—	37,124
Total financial assets	$37,124	$—	$—	$37,124
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (ii)	—	—	2	2
Common stock warrant liabilities (Placement Agent Warrants) (ii)	—	—	29	29
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	48	48
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	30	30
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$—	$—	$110	$110

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$215	$—	$—	$215
Total financial assets	$215	$—	$—	$215
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (ii)	$—	$—	$1	$1
Common stock warrant liabilities (RDO Warrants) (ii)	—	—	90	90
Common stock warrant liabilities (Placement Agent Warrants) (ii)	—	—	16	16
Common stock warrant liabilities (2024 Private Warrants) (ii)	—	—	378	378
Common stock warrant liabilities (BEPO Warrants) (ii)	—	—	18	18
Common stock warrant liabilities (BEPO Agent Warrants) (ii)	—	—	2	2
Common stock warrant liabilities (July 2024 Private Warrants) (ii)	—	—	866	866
Common stock warrant liabilities (August Inducement Warrants) (ii)	—	—	796	796
Contingent earnout liabilities	—	—	11	11
Total financial liabilities	$—	$—	$2,178	$2,178

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

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2025 and 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liabilities	2022 Private Warrant	Contingent earnout liabilities	Debt derivatives	RDO Warrants	Placement Agent Warrants	2024 Private Warrants	BEPO Warrants	BEPO Agent Warrants	July 2024 Private Warrants	August Inducement Warrants
	(In Thousands)
Fair value as of January 1, 2025	$—	$1	$11	$—	$90	$16	$2	$378	$18	$866	$796
Issuance of instruments	—	—	—	—	—	—	—	—	—	—	—
Change in fair value	—	1	(10)	—	55	13	(1)	218	12	440	402
Change due to exchange	—	—	—	—	(145)	—	(1)	(548)	—	(1,306)	(1,198)
Fair value as of December 31, 2025	$—	$2	$1	$—	$—	$29	$—	$48	$30	$—	$—

Fair value as of January 1, 2024	$127	$23	$1,456	$—	$10,891	$536	$—	$—	$—	$—	$—
Issuance of instruments	—	—	—	—	—	—	6,321	9,020	446	4,200	2,437
Change in fair value	(127)	(22)	(1,445)	—	(10,801)	(520)	(6,319)	(8,642)	(428)	(3,334)	(1,641)
Change due to exchange	—	—	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2024	$—	$1	$11	$—	$90	$16	$2	$378	$18	$866	$796

The fair value of the private placement warrant liability, the 2022 Private Warrant, the contingent earnout liabilities, the debt derivatives, the RDO Warrants, the Placement Agent Warrants, the 2024 Private Warrants, the BEPO Warrants, the BEPO Agent Warrants, the July 2024 Private Warrants, and the August Inducement Warrants are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

In determining the fair value of the Private Placement Warrant liability, contingent earnout liability, and the 2024 Private Warrants, the Company used the Monte Carlo simulation model using a distribution of potential outcomes on a weekly basis over the applicable periods that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).

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

Note 5. Investments

Available-for-sale ("AFS") Investments

There were no AFS investments as of December 31, 2025 and 2024.

There were no material realized gains or losses on AFS investments for the years ended December 31, 2025 and December 31, 2024.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Trade receivables	$7,110	$7,130
Less: Allowances for credit losses	(847)	(3,407)
Total	$6,263	$3,723

Inventories

Inventories consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Raw materials	$17,497	$29,386
Work-in-progress	6,281	9,660
Finished goods	3,305	10,907
Total	$27,083	$49,953

The Company recorded $25.2 million and $27.1 in inventory reserves related to the valuation of inventory for the years ended December 31, 2025 and 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Prepaid insurance and other	$1,335	$1,724
Net investments in sales type lease	1,729	—
Vendor prepayments	1,500	612
Customer deposit — noncash consideration	1,158	—
Total	$5,722	$2,336

The Company entered into a sales-type lease on July 11, 2024 with a customer for a Sapphire XC system. The contract term is over 21 months with an effective interest rate of 0.78%. An amendment to the original agreement was executed to amend the monthly payments and included a purchase option of $1.2 million at the end of completion of the initial term.

For a full description of the customer deposit — noncash consideration, see Note 16, Momentus Master Service Agreement.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Computers and software	$461	$2,525
Lab equipment and other equipment	11,379	11,011
Furniture and fixtures	157	206
Leasehold improvements	14,254	13,312
Construction in progress	3	—
Total property, plant and equipment	26,254	27,054
Less accumulated depreciation and amortization	(13,160)	(12,784)
Property, plant and equipment, net	$13,094	$14,270

Depreciation expense for the years ended December 31, 2025 and 2024 was $3.1 million and $4.0 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Right of use assets	$7,633	$8,774
Net Investment in sales type lease	—	2,712
Non-current prepaid expenses and other assets	2,872	2,027
Total Other assets	$10,505	$13,513

For a further description of the net investment in sales type lease, see above Prepaid Expenses and Other Assets, as the Net Investment in sales type lease was classified as current as of December 31, 2025.

Accrued Expenses & Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued expenses	$2,103	$1,173
Accrued salaries and benefits	1,483	560
Customer liabilities — prepaid reserve	1,072	—
Customer liabilities — noncash consideration	1,158	—
Lease liability — current portion	2,099	1,778
Total Accrued expenses and other current liabilities	$7,915	$3,511

For a full description of the customer liabilities — prepaid reserve, and customer liabilities — noncash consideration, see Note 16, Momentus Master Service Agreement. On August 14, 2025, an amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal. The customer deposit — prepaid reserve are net cash proceeds after fees from the sale of the customer noncash consideration, and the customer deposit — noncash consideration

Velo3D, Inc.

Notes to Consolidated Financial Statements

was based on an independent valuation appraisal for the initial measurement date and as of December 31, 2025, respectively. The valuation was based on a Black-Scholes model including inputs from the current stock price, volatility, remaining term and risk-free

The fair value assumptions used in the Black-Scholes model for the valuation of the liability was as follows:

	As of December 31,	As of August 14,
	2025	2025
Current stock price	$4.87	$1.56
Expected volatility	182% - 195%	119% - 171%
Risk-free interest rate	3.53% - 3.61%	3.67% - 4.12%
Dividend rate	—	—
Expected term (years)	0.25 - 0.50	0.38 - 2.13

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Lease liabilities — noncurrent portion	$7,115	$8,475
Other noncurrent liabilities	1,455	863
Total other noncurrent liabilities	$8,570	$9,338

Note 7. Equipment Subject to Operating Lease, Net

The equipment subject to operating lease leased to customers had a cost basis of $2.5 million and accumulated depreciation of $0.9 million as of December 31, 2025. The total depreciation expense was $0.3 million and included in general and administrative expenses for the year ended December 31, 2025. The equipment subject to operating lease leased to customers had a cost basis of $4.6 million and accumulated depreciation of $0.9 million as of December 31, 2024. The total depreciation expense was $0.8 million and included in cost of revenue for the year ended December 31, 2024.

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

For the year ended December 31, 2024, one new leases was entered into and one equipment on leases with an aggregate carrying value of $1.6 million were reclassified from equipment on lease, net to finished goods inventory to be resold as the purchase options were not exercised. As noted above, we are unsure of when the customer will return or renew leased equipment. Additionally, lessees do not provide residual value guarantees on equipment on lease. There are no future lease payments expected in 2026.

Velo3D, Inc.

Notes to Consolidated Financial Statements

The equipment subject to operating lease consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Equipment on lease	$—	$—
Equipment available for lease	2,500	4,622
Total Equipment subject to operating lease	$2,500	$4,622
Accumulated depreciation	(871)	(949)
Total Equipment subject to operating lease, net	$1,629	$3,673

The Company identified impairment indicators and recorded an impairment charge of $1.1 million for the year ended December 31, 2025 based on an undiscounted cash flow analysis.

Lease payments consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Equipment on lease payments	$70	$1,054

Note 8. Leases

The Company has six total leases for its office and manufacturing facility, and equipment leases under two non-cancellable operating leases and four non-cancellable finance leases, with expiration dates ranging from 2026 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease.

Total right-of-use ("ROU") assets and lease liabilities are as follows:

	December 31,
	2025	2024
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$7,633	$8,774
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,917	$1,612
Noncurrent (Other noncurrent liabilities)	6,970	8,361
Total operating lease liabilities	8,887	9,973
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$182	$142
Noncurrent (Other noncurrent liabilities)	145	114
Total financing lease liabilities	$327	$256
Total lease liabilities	$9,214	$10,229

There were no impairments recorded related to these assets as of December 31, 2025 and 2024.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Information about lease-related balances were as follows:

	December 31,
	2025	2024
	(In thousands, except years and percentages)
Operating lease expense	$2,570	$2,830
Financing lease expense	157	175
Short-term lease expense	195	195
Total lease expense	$2,922	$3,200
Cash paid for leases	$2,599	$2,850
Weighted — average remaining lease term — operating leases (years)	6.3	7.3
Weighted — average discount rate — operating leases	9.0%	9.0%
Weighted — average remaining lease term — financing leases (years)	2.2	1.8
Weighted — average discount rate — financing leases	5.6%	9.3%

Maturity of operating lease liabilities as of December 31, 2025 are as follows:

Year Ending December 31,	Operating Leases	Financing Leases	Total
	(In thousands)
2026	2,733	192	2,925
2027	2,540	75	2,615
2028	2,490	75	2,565
2029	2,585	—	2,585
Thereafter	6,194	—	6,194
Total lease payments	$16,542	$342	$16,884
Less portion representing imputed interest	(7,655)	(15)	(7,670)
Total lease liabilities	$8,887	$327	$9,214
Less current portion	1,917	182	2,099
Long-term portion	$6,970	$145	$7,115

Note 9. Long-Term Debt

Debt consisted of the following:

	December 31,
	2025	2024
	(In thousands)
January Note	$6,295	$—
February Note 1st Tranche	5,983	—
February Note 2nd Tranche	5,837	—
Secured notes	3,232	5,666
2025 Equipment Loan	9,668	—
Total	$31,015	$5,666
Debt — current portion	6,305	5,666
Long-term debt — less current portion	$24,710	$—

Velo3D, Inc.

Notes to Consolidated Financial Statements

Convertible Secured Note

On January 7, 2025, the Company issued a Senior Secured Convertible Promissory Note (the "January Note") in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bore interest at a rate of 60.0% per annum, was payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note could be prepaid in whole or in part at any time without penalty or premium and was convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $23.40 per share. On April 7, 2025, the Company made a payment of $750,000, which fulfilled it's obligations of interest owed through such date. The Company would continue to accrue interest on the principal amount of the January Note until such time it will be repaid. During the year ended December 31, 2025, the Company incurred total interest expense of $2.1 million which is included in the carrying value of the January Note in the above table.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc, an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the time the amounts were received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, which amounts became due on August 10, 2025 and September 20, 2025, respectively. Given the February Note was not paid on or prior to the aforementioned dates, the February Note would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default, into shares of the Company's common stock, at a fixed conversion price of $15.00 per share. During the year ended December 31, 2025, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $1.0 million and $0.9 million, respectively, which is included in the carrying value in the above table.

On August 14, 2025, the Company amended the January Note , which amended certain provisions of the January Note, including: an extension of the maturity date under the January Note to February 14, 2027; a reduction of the interest rate under the January Note to 12%; and an adjustment of the fixed conversion price to $16.38 per share. On August 14, 2025, the Company also amended the February Note which, amended certain provisions of the February Note, including: an extension of the maturity dates for each tranche under the February Note to February 14, 2027; a reduction of the interest rate under the February Note to 12%; and an adjustment of the fixed conversion price to $10.50 per share. The Company has evaluated that the note amendments are both treated as a debt modification under ASC Topic 470, Debt.

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee).

On March 4, 2026, the Company and Arrayed entered into a further amendment to the January Note, which amended certain provisions of the January Note to, among other things, provide that, at any time and from time to time, Arrayed (as holder) has the right, at its option, to convert all or any portion of the outstanding principal amount of the January Note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock.

On March 4, 2026, the Company and Thieneman Construction, Inc. entered into a further amendment to the February Note, which amended certain provisions of the February Note to, among other things, provide that, subject to the existing terms of the February Note, accrued and unpaid interest thereon, in addition to the outstanding principal amount, may be convertible into common stock at the holder’s option.

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, a premium

Velo3D, Inc.

Notes to Consolidated Financial Statements

to the Company’s share price on March 4, 2026. As of such date, the January Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share. As of such date, the February Note (including principal and interest) was fully converted into shares of common stock of the Company.

Secured Notes

On November 27, 2023, the Company entered into the Securities Exchange Agreement (the "Exchange Agreement") with the Investors, pursuant to which the Company made a cash payment to the Investors of $16.3 million to repay $12.5 million of aggregate principal amount of the Secured Convertible Notes, together with $1.3 million of accrued and unpaid interest. The remaining Secured Convertible Notes were exchanged for $57.5 million aggregate principal amount of new senior secured notes due 2026 (the "Secured Notes") and 666,667 shares of Common Stock with a fair market value of $9.4 million at issuance. The remaining Secured Convertible Notes maturity balance of $8.0 million was recognized as a gain within “Loss on debt extinguishment” and was partially offset by $0.2 million of financing costs paid to the Investors. The Secured Notes bore interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2024, and would mature on August 1, 2026. The Company was required to repay the principal on the Secured Notes at a repayment price equal to 120% of the Secured Notes principal balance repaid plus accrued interest. The Secured Notes included covenants requiring the Company to maintain a minimum of $35 million of unrestricted cash and cash equivalents and to maintain minimum levels of available cash, calculated monthly based on a rolling three-month lookback period beginning with the three-month period ending on December 31, 2023.

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

On April 1, 2024, the Company entered into a second note amendment (the “Second Note Amendment”) to its Secured Note with the Investors. Pursuant to the Second Note Amendment, the Company made cash payments, the first of which was $5.0 million on April 1, 2024 which redeemed approximately $4.2 million of aggregate principal amount, and another cash payment of $5.5 million on April 15, 2024 which redeemed approximately $4.6 million of principal. In connection with the Second Note Amendment, the Company issued to the Investors warrants to purchase 41,808 shares of the Company’s common stock that became exercisable 45 days after the original issuance date at an exercise price of $239.22 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Repayment Price of $10,500,000. During August and September 2024, the Company received extensions from the Investors for the July Redemption Payment through October 4, 2024.

In connection with the Third Note Amendment, the Company issued to the Investors warrants to purchase 110,000 shares of the Company’s common stock that became exercisable on the original issuance date at an exercise price of $45.00 per share. The Investors may exercise the Warrants by paying the exercise in cash or by reducing the outstanding principal amount under the Secured Notes by an amount equal to the quotient of (A) the amount of the exercise price divided by (B) 1.20.

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

Following the Third Note Amendment, the Company made one payment on September 16, 2024 of approximately $0.6 million which redeemed $0.5 million of aggregate principal amount. The Company was unable to make the contractual payments on the Partial Redemption Dates or continue to repay the July Redemption Payment citing financial difficulties and liquidity issues. Specifically, it was determined that defaults and events of default exist under the Notes including those relating to the Company’s failure to (1) make required partial redemption payments since September 2024, (2) make payments of interest since September 2024, (3) deliver required compliance certificates and notices and (4) timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2024, among other matters (collectively, the “Specified EoDs”).

On December 9, 2024, Arrayed Notes Acquisition Corp. ("Arrayed"), a subsidiary of Arrayed Additive, Inc. purchased the Secured Notes from the Investors. The Company and Arrayed entered into a forbearance agreement where Arrayed forbore from taking any enforcement action as a result of the occurrences and/or continuation of any specified events of default.

On December 24, 2024, the Company and Arrayed entered into a debt for equity exchange transaction (the “Exchange”) wherein the Company issued 12,343,423 shares of the Company’s common stock, in exchange for the payment of $26.9 million under the Secured Notes which redeemed approximately $22.4 million of aggregate principal amount plus $0.4 million of accrued interest.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

The Company previously incurred deferred financing costs of $0.5 million related to the Secured Notes, which were capitalized upon issuance and were being accreted over the term of the Secured Notes using the effective interest rate method and are included in “Interest expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining unamortized balance of the Old Notes was expensed in connection with the extinguishment resulting from the Third Note Amendment. As of December 31, 2025, there is no remaining unamortized balance of deferred financing costs included in Debt — current portion on the balance sheets.

Additionally, the Company was accreting discounts of $17.8 million and had capitalized it to the carrying value of the Secured Notes over the term of the Secured Notes using the effective interest rate method with $13.3 million amortized to interest expense for the year ended December 31, 2024. The remaining unamortized balance of the Old Notes was expensed within “Loss on debt extinguishment” in connection with the extinguishment resulting from the Third Note Amendment. As of December 31, 2025, the unamortized discount of the New Notes was $0.1 million, which includes the difference between the principal and the Repayment Price. For the year ended December 31, 2025, the Company paid $0.4 million in interest and incurred a total of $0.5 million in interest expense related to the Secured Notes. The effective interest rate fluctuated during the year ended December 31, 2025 due to the varying amendments and resulting modifications or extinguishments resulting from these amendments. Following the Exchange, the effective interest rate was 27.7%.

On March 18, 2026, the Company repaid the Secured Note due 2026 in full of $3.2 million for principal and accrued interest. All obligations of the Company under the Secured Notes, have been fully and finally paid, discharged, and satisfied.

2025 Equipment Loan

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt.

Concurrently with entering into the Sale Leaseback Agreement, the Company, its wholly owned subsidiary,Velo3D US, Inc., and Thieneman Construction, Inc. (“Thieneman Construction”), as co-lessees (collectively, the “Lessee”), entered into a Master Lease Agreement (the “Master Lease Agreement”), which sets forth the controlling terms and conditions by which the Lessee would lease from Varilease, as lessor, items of personal property and equipment. Thieneman Construction is an entity controlled by Kenneth Thieneman, a member of the board of directors of the Company. Concurrent with entry into the Sale Leaseback Agreement and the Master Lease Agreement, Varilease and the Lessee entered into lease Schedule No. 01 (the “Schedule”). The Schedule (which incorporates the terms of the Master Lease Agreement where appropriate) sets forth the terms and conditions pursuant to which Varilease would lease to the Company the Equipment to be purchased by Varilease from the Company pursuant to the Sale Leaseback Agreement. The Schedule provides for a 36-month base lease term and specifies the calculation for the base monthly rental amount for the Equipment

Velo3D, Inc.

Notes to Consolidated Financial Statements

during such term. During the lease term, all of the costs, expenses and liabilities associated with the Equipment are to be borne by the Company, and the Company is entitled to the unlimited use of the Equipment. Each of the Company, Velo3D US, Inc., and Thieneman Construction are jointly and severally liable for the performance of all obligations and bound to all terms and conditions under the Master Lease Agreement and Schedule, including, but not limited to, the payment of base monthly rental amount and any other amounts due under the Master Lease Agreement and Schedule.

At the completion of the base lease term provided in the Schedule, the Company will have, among other things, the option to either purchase the Equipment described in the Schedule for a price to be agreed upon by the Company and Varilease, or extend the lease term of the Schedule for a period of 12 months at the base monthly rental.

The Master Lease Agreement includes customary events of default, including non-payment by the Company of the monthly rental or other charges due under the Schedule. The Master Lease Agreement provides that in the event of the declaration by Varilease of a default, the Company would pay to Varilease, among other things, any unpaid amount due on or before the declaration of default plus liquidated damages equal to the Stipulated Loss Value of the Equipment. The Stipulated Loss Value of the Equipment is an amount equal to 110% of the Company’s original cost for such Equipment less 1.25% of such cost for each month elapsed during the lease term through the declaration of default.

As of December 31, 2025, the 2025 Equipment Loan was $3.1 million under Debt - current portion and $6.6 million under Long-term debt - less current portion. For the year ended December 31, 2025, the Company paid $0.3 million in interest and incurred less than $0.1 million in interest expense related to the Equipment Loan. The Company will pay 36 monthly payments with the Equipment Loan and the effective interest rate is 8.2%.

The future minimum aggregate payments for the above borrowings are equal to the expected payments made following the Exchange, beginning are as follows as of December 31, 2025:

Year Ending December 31,	(In thousands)
2026	$7,098
2027	23,866
2028	3,424
Thereafter	—
Total	$34,388
Less: Amount of debt discount to be amortized subsequent to December 31, 2025	(137)
Less: 2025 Equipment Loan fees to be amortized subsequent to December 31, 2025	(20)
Less: Amount of interest to be accrued subsequent to December 31, 2025	(3,216)
Debt as of December 31, 2025	$31,015

As of December 31, 2025 and the issuance date of the audited consolidated financial statements, the Company was in compliance with all covenants.

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of December 31, 2025, we had 24,607,630 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s

Velo3D, Inc.

Notes to Consolidated Financial Statements

liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

The offering closed on August 20, 2025. Net proceeds from the offering were approximately $17.8 million after deducting the underwriting discounts and commissions, other estimated offering expenses payable by the Company, and the exercise of the

Velo3D, Inc.

Notes to Consolidated Financial Statements

Representative's option. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

December 2025 Private Investment in Public Equity - "2025 PIPE"

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “Private Placement”

On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for issuance on an “as if converted” basis were as follows:

	December 31,
	2025	2024
	(share data)
Common stock warrants	36,892	366,946
Shares available for future grant under 2021 Equity Incentive Plan	—	46,456
Reserved for At-the-Market offering	5,383	5,383
Reserved for employee stock purchase plan	148,787	18,958
Total shares of common stock reserved	191,062	437,743

In February 2023, the Company entered into a sales agreement (the "ATM Sales Agreement") with Needham & Company, LLC ("Needham"), as agent, pursuant to which the Company could offer and sell, from time to time through Needham, up to $40.0 million shares of its common stock pursuant to a shelf registration statement on Form S-3 (the "Shelf Registration Statement") and the related prospectus supplement and accompanying base prospectus, and in connection therewith, the Company reserved 5,383 shares of common stock for issuance under the ATM Sales Agreement. On January 31, 2024, the Company filed an amendment to the prospectus supplement increasing the aggregate dollar amount of shares available to be sold from time to time pursuant to the ATM Sales Agreement to $75 million. During the year ended December 31, 2025, the Company sold no shares pursuant to the ATM Sales greement. The Shelf Registration Statement expired in November of 2025; thus, no future sales will be made under the ATM Sales Agreement.

In April 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 24,612 shares of common stock for issuance under the 2021 EIP and 4,917 shares of common stock for issuance under the 2021 ESPP.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of December 31, 2025 and 2024.

Common Stock Warrant liabilities

In connection with the BEPO Offering, the Company issued BEPO Warrants to purchase up to an aggregate of 65,307 shares of common stock. The BEPO Warrants are immediately exercisable at an exercise price of $183.75 per share and will expire on the five-year anniversary of the date of issuance. In connection with the BEPO Placement Agency Agreement, we also issued BEPO Agent Warrants to purchase up to 3,266 shares of common stock. The BEPO Agent Warrants are exercisable at an exercise price of $202.125 per share and will expire on the five year anniversary of the date of issuance.

Velo3D, Inc.

Notes to Consolidated Financial Statements

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

Warrants to purchase an equal number of shares of common stock of 36,892 and 366,946 were exercisable as of December 31, 2025 and December 31, 2024, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the RDO Warrants, the Placement Agent Warrants, 2024 Private Warrants, BEPO Warrants, BEPO Agent Warrants, July 2024 Private Warrants and August Inducement Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	December 31, 2025
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per Warrant	Fair Value on Issue Date per Warrant	Fair Value on December 31, 2025

Private Placement Warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50	$70.00	$—
Public Warrants — Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50	$115.50	$—
2022 Private Warrants — Common Stock	07/25/2022	07/24/2034	134	$1,344.00	$12.29	$1,639
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29	$8.31	$28,504
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	5,157	$183.75	$9.40	$48,480
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13	$9.26	$30,242
			36,892			$108,866

Velo3D, Inc.

Notes to Consolidated Financial Statements

	December 31, 2024
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant	Fair Value on Issue Date per Warrant	Fair Value on December 31, 2024
Private placement warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50	$70.00	$—
Public warrants – Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50	$115.50	$—
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00	$85.05	$1,102
RDO Warrants — Common Stock	12/29/2023	12/29/2028	19,048	$299.25	$10.50	$90,469
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29	$10.50	$15,835
2024 Private Warrants — Common Stock	4/1/2024	5/16/2025	41,808	$199.35	$10.08	$2,007
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	65,307	$183.75	$9.21	$377,750
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13	$9.11	$18,477
July 2024 Private Warrants — Common Stock	7/01/2024	7/01/2029	110,000	$37.50	$2.55	$864,995
August Inducement Warrants — Common Stock	8/13/2024	08/12/2029	99,048	$34.20	$1.64	$796,239
			366,946			$2,166,874

Private Placement Warrants - Common Stock

Concurrently with JAWS Spitfire’s IPO, 8,477 Private Placement Warrants were issued to the Sponsor at $30.00 per warrant. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $6,037.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. As of December 31, 2025, the number of Private Placement Warrants issued was 8,477.

Public Warrants - Common Stock

In conjunction with the JAWS Spitfire IPO, 65,715 units were issued to public investors at $150.00 per unit. Each unit consisted of one JAWS Spitfire Class A ordinary share and one-fourth of one warrant . Each Public Warrant is exercisable to purchase shares of common stock at $6,037.50 per share. As of December 31, 2025, the number of Public Warrants issued was 16,429.

The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The Public Warrants will expire 5 years after the completion of the Merger or earlier upon redemption or liquidation.

2022 Private Warrants - Common Stock

In conjunction with the joinder and fourth loan modification agreement on July 25, 2022, the Company issued to Silicon Valley Bank, warrants to purchase up to 134 shares of the Company’s common stock at an exercise price of $1,344.00 per warrant share . The 2022 Private Warrant is exercisable until July 24, 2034 and allows cashless exercise in whole or part.

RDO Warrants - Common Stock

In conjunction with the capital raise on December 29, 2023, the Company issued to multiple institutional investors, warrants to purchase up to 68,572 shares of the Company’s common stock at an exercise price of $299.25 per warrant share . The RDO Warrants are exercisable until December 29, 2028 and allow cashless exercise in whole or part.

Velo3D, Inc.

Notes to Consolidated Financial Statements

2023 Placement Agent Warrants - Common Stock

In conjunction with the capital raise on December 29, 2023, the Company issued to the placement agent, warrants to purchase up to 3,429 shares of the Company’s common stock at an exercise price of $326.29 per warrant share . The Placement Agent Warrants are exercisable until December 29, 2028 and allow cashless exercise in whole or part.

Common Stock Warrant Liabilities

The liability for warrants on common stock carried at fair value was as follows:

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$2,167	$11,835
Issuance of common stock warrant in connection with financing	—	22,426
Change due to exchange of warrants	(3,198)	—
Change in fair value of warrants	1,140	(32,094)
Ending balance	$109	$2,167

The liabilities associated with the Private Placement Warrants, 2022 Private Warrant, RDO Warrants, and Placement Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using the latest trading price of the warrants for the years ended December 31, 2025 and 2024.

Common Stock Warrant Liabilities - Fair Value Assumption

The fair value of the private placement common stock warrant liability was less than $0.1 million as of December 31, 2025 and 2024, as the publicly traded price was $13.74 and $10.20, as of December 31, 2025 and 2024, respectively.

The fair value of the 2024 Private Warrant Liability was less than $0.1 million as of December 31, 2025 and 2024, respectively, as the warrants expired on May 16, 2025.

The fair value assumptions were as follows:

	As of December 31, 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$13.74	162.8%	3.8%	—%	8.57
Placement Agent Warrants(i)	13.74	180.9%	3.7%	—%	3.00
BEPO Warrants, BEPO Agent Warrant(i)	13.74	175.3%	3.6%	—%	3.28

Velo3D, Inc.

Notes to Consolidated Financial Statements

	As of December 31, 2024
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant, RDO Warrants, Placement Agent Warrants(i)	$10.20	139.9%	4.3%	—%	4.00
2024 Private Warrants(ii)	10.20	191.6%	4.2%	—%	0.37
BEPO Warrants, BEPO Agent Warrant(i)	10.20	139.9%	4.4%	—%	4.28
August Inducement Warrants(i)	10.20	139.9%	4.4%	—%	4.62
July 2024 Private Warrants(i)	10.20	139.9%	4.4%	—%	4.50

(i) The fair value assumptions used the Black-Scholes simulation model for the valuation.

(ii) The fair value assumptions used the Monte Carlo simulation model for the valuation.

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares for pre-closing Legacy Velo3D equity holders (as defined in the Business Combination Agreement as holders of Legacy Velo3D shares, Legacy Velo3D warrants, Legacy Velo3D convertible notes and Legacy Velo3D options immediately prior to the closing date) (“Eligible Legacy Velo3D Equityholders”). The Eligible Legacy Velo3D Equityholders will be entitled to Earnout Shares, pursuant to which they will receive (i) 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $6,562.50 for 20 or more trading days in any 30 trading-day period, and (ii) an additional 5.0% of the total number of shares of Common Stock outstanding at the Closing if the shares of Common Stock trade at or above $7,875.00 for 20 or more trading days in any 30 trading-day period (the “Triggering Events”). The earnout is subject to a five-year earnout period and early trigger upon certain change of control events.

During the time period between Closing and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equityholders may receive up to 41,444 shares of additional Common Stock, which is based on two tranches or 20,722 per tranche as noted above. The Earnout Shares issuable to holders of employee stock options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions. See Note 11, Equity Incentive Plans & Stock-Based Compensation, for further discussion.

The estimated fair value of the contingent earnout liabilities at the Closing Date was $1.0 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. The primary drivers of the fair value decreases are the volatility and underlying stock price. The change in fair value of contingent earnout liabilities are recognized in the consolidated statement of operations and comprehensive income (loss).

Velo3D, Inc.

Notes to Consolidated Financial Statements

The rollforward for the contingent earnout liabilities was as follows:

	December 31,
	2025	2024
	(In thousands)
Beginning Balance	$11	$1,456
Change in fair value of contingent earnout liabilities	(10)	(1,445)
Ending Balance	$1	$11

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of December 31, 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$13.74	193.6%	3.5%	—%	0.75

	As of December 31, 2024
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$10.20	161.2%	4.2%	—%	1.75

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Awards forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2021 Plan (as defined below).

In 2021, the Company adopted its 2021 Equity Incentive Plan (the “2021 EIP”) which provides for the granting of stock options, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors, and consultants of the Company. The Company initially reserved 81,460 shares of its common stock for issuance under the 2021 EIP. In April 2024, pursuant to the evergreen provisions of the 2021 EIP, the Company registered an additional 24,612 shares of common stock for issuance under the 2021 EIP.

As of December 31, 2025, the Company has an allocated reserve of 0 shares of its common stock for issuance under the 2021 EIP.

In addition, the Company adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Company initially reserved 6,978 shares of its common stock for issuance under the 2021 ESPP. In March 2022, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 3,491 shares of common stock for issuance under the 2021 ESPP.

In March 2023, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 3,573 shares of common stock for issuance under the 2021 ESPP. In April 2024, pursuant to the evergreen provisions of the 2021 ESPP, the Company registered an additional 4,923 shares of common stock for issuance under the 2021 ESPP.

As of December 31, 2025, the Company has an allocated reserve of 148,787 shares of its common stock for issuance under the 2021 ESPP. As of December 31, 2025, the Company had not begun any offering periods for the 2021 ESPP.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Stock options

Activity under the Company’s stock option plans is set forth below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years
	(In thousands)	(Per Share Data)	(Years)
Outstanding as of December 31, 2023	25	$320.25	6.2
Granted	—	$—
Exercised	(3)	$94.50
Forfeited or expired	(4)	$242.25
Outstanding as of December 31, 2024	18	$380.70	5.0
Options vested and expected to vest as of December 31, 2024	18	$380.70
Vested and exercisable as of December 31, 2024	18	$380.10

Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$167.20
Outstanding as of December 31, 2025	4	$1,028.92	4.4
Options vested and expected to vest as of December 31, 2025	4	$1,028.92
Vested and exercisable as of December 31, 2025	4	$1,028.92

As of December 31, 2025 and 2024, there is no aggregate intrinsic value of options outstanding.

Intrinsic value of options exercised for the years ended December 31, 2025 and 2024 was $0.0 million and $0.2 million, respectively. The total grant date fair value of options vested was $0.0 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there is no unrecognized compensation cost related to options.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table summarizes outstanding and expected to vest RSUs as of December 31, 2025 and 2024 and their activity during the year ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per Share Data)	(In thousands)
Balance as of December 31, 2023	38	$1,020.00	$7,940
Granted	32	49.35	1,549
Released	(38)	428.10	1,276
Cancelled	(19)	808.65	1,050
Balance as of December 31, 2024	13	$714.30	$132
Expected to vest as of December 31, 2024	13	$714.30	$132

Balance as of December 31, 2024	13	$714.30	$132
Granted	1,438	17.20	24,743
Released	(288)	25.12	1,622
Cancelled	(133)	21.04	1,212
Balance as of December 31, 2025	1,030	$22.42	$14,158
Expected to vest as of December 31, 2025	1,030	$22.42	$14,158

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of December 31, 2025, there was $21.1 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 3.2 years.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in operating expenses on the statements of operations:

	December 31,
	2025	2024
	(In thousands)
Restricted stock units	$9,504	$11,281
Stock options	5	125
Earnout shares — employees	—	404
	$9,509	$11,810

The following sets forth the total stock-based compensation expense for the stock options, RSUs, and earnout shares - employees included in operating expenses on the statements of operations:

	December 31,
	2025	2024
	(In thousands)
Cost of 3D Printer and parts	$1,518	$999
Cost of Support services	526	649
Stock-based compensation recorded in cost of revenue	2,044	1,648
Research and development	1,987	2,630
Selling and marketing	1,030	1,758
General and administrative	4,448	5,774
Stock-based compensation recorded in operating expense	7,465	10,162
Total stock-based compensation expense	$9,509	$11,810

Note 12. Income Taxes

The Company recorded pretax book income (loss) as of December 31, 2025 and December 31, 2024 as follows:

	For the twelve months ended December 31,
	2025	2024
	(In thousands, except percentages)

US	$(70,763)	(70,112)
Foreign	(482)	348
Total income (loss) before taxes	$(71,245)	$(69,764)

Velo3D, Inc.

Notes to Consolidated Financial Statements

The Company recorded the below income tax expense (benefit) attributable to income from continuing operations for the year ended December 31, 2025 and December 31, 2024 as follows:

	December 31,
	2025	2024
	(In thousands, except percentages)
Current
Federal	$—	$(7)
State	—	21
Foreign	117	(34)
	117	(20)
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total income tax expense (benefit)	$117	$(20)

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate for the years ended December 31, 2025 and 2024.

The Company incurred cash income tax payments of $0.1 million in the Netherlands for the year ended December 31, 2025. There was no cash income tax expense as of December 31, 2024.

The following table reconciles our income tax expense based on the US statutory tax rate to the income tax expense (benefit) for the year ended December 31, 2025, after the adoption of ASU 2023-09:

	December 31,
	2025

	(In thousands, except percentages)
Tax at federal statutory rate	$(14,958)	(21.0)%
State, net of federal benefit	—	—%
Stock-based compensation	(64)	(0.1)%
Fair value adjustments	2,622	3.7%
Research and development credits	—	—%
Section 382 Limitation	—	—%
Foreign tax effects	259	0.4%
Other	532	0.7%
Change in valuation allowance	11,726	16.3%
Total provision for income taxes	$117	(0.0)%

Velo3D, Inc.

Notes to Consolidated Financial Statements

The following table reconciles income taxes based on the U.S. Statutory tax rate to the Company's income tax expense (benefit) for the year ended December 31, 2024, prior to the adoption of ASU 2023-09:

	December 31,
	2024
	(In thousands, except percentages)
Tax at federal statutory rate	$(14,686)	(21.1)%
State, net of federal benefit	12,947	18.6%
Stock-based compensation	3,327	4.8%
Fair value adjustments	(7,593)	(10.9)%
Research and development credits	—	—%
Section 382 Limitation	14,583	20.9%
Foreign tax effects	—	—%
Other	(745)	(1.1)%
Change in valuation allowance	(7,853)	(11.2)%
Total provision for income taxes	$(20)	(0.0)%

For the year ended December 31, 2025 the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company's position to establish a full valuation allowance on its deferred tax assets. California makes up for the majority of the state income tax expense, net of federal tax benefit.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$95,061	$81,649
Research and development tax credits	5,265	5,086
Stock-based compensation	6,914	4,952
Lease liability	2,202	2,632
Section 174 research and development capitalization	7,465	10,691
Interest expense	7,261	7,157
Other timing differences	7,806	8,754
Total deferred tax assets	$131,974	$120,921
Valuation allowance	$(129,793)	$(117,869)
Net deferred tax assets	$2,181	$3,052

Deferred tax liabilities
Fixed assets and intangibles	$162	$(299)
Right of use assets	$(2,343)	$(2,753)
Total deferred tax liabilities	$(2,181)	$(3,052)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company concluded that it was not more-likely-than-not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. The valuation allowance increased by $11.9 million during the year ended December 31, 2025 due to current year losses and credits generated during the year. The valuation allowance

Velo3D, Inc.

Notes to Consolidated Financial Statements

decreased by $7.9 million for the year ended December 31, 2024 due to income tax attributes that are expected to expire prior to being able to be utilized due to IRC Section 382 ownership change limitations.

As of December 31, 2025, the Company had $427.0 million and $103.7 million federal and state net operating losses (“NOLs”), respectively, available to reduce future taxable income, which will begin to expire in 2034 and 2030 respectively for federal and for state tax purposes. The Company had $416.4 million of federal net operating losses, which can be carried forward indefinitely.

As of December 31, 2024, the Company had $366.0 million and $95.6 million of federal and state net operating losses available to reduce future taxable income.

The Company has state research and developmental tax credit carryforwards of approximately $9.5 million as of December 31, 2025. The state credits have no expiration date.

Federal, California and other state tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards is limited based on the ownership change. In December 2024, the Company had an ownership change pursuant to Internal Revenue Code Section 382 which could materially impact the ability to utilize the tax net operating loss carryforwards and other tax attributes recorded. The net operating loss and other tax attributes recorded as deferred tax asset are fully offset with valuation allowance. Accordingly the state and federal net operating loss carryforwards and credits which have expiring provisions are reduced to the expected available amount. The annual IRC 382 limit for pre ownership change attributes that can be utilized each year is approximately $0.8 million. The total tax effected attributes expected to be unable to be utilized due to expiration is approximately $35.6 million. As a result of the ownership change federal net operating losses of $35.2 million and California net operating loss of $254.0 million are expected to expire before they will be able to be utilized. Federal R&D credits of $10.4 million are also expected to expire before they can be utilized due to IRC Section 382 limitations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2025	2024
	(In thousands)
Balance at beginning of year	$2,759	$6,060
Additions based on tax positions related to the current year	97	(3,301)
Balance at end of year	$2,856	$2,759

For the years ended December 31, 2025 the amount of unrecognized tax benefits decreased by $0.1 million due to additional R&D credits claimed during the year. During the year ended December 31, 2024 the amount of unrecognized tax benefits decreased by $3.3 million due to a reduction in R&D credits that are available for use due to IRC Section 382 limitations. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal, state and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state, foreign and local examinations by tax authorities for all prior years since incorporation.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, there were no accrued interest and penalties related to uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA enacts significant changes to U.S. tax regulations, including the restoration of 100% bonus depreciation on qualifying asset purchases and a return to immediate

Velo3D, Inc.

Notes to Consolidated Financial Statements

deductibility of domestic R&D expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on the Company's fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to our financial statements.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of December 31, 2025 and 2024, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $7.7 million for parts and assemblies are due upon receipts and will primarily be delivered throughout 2026. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitment and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined - Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) plan was $0.6 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. The Company has paid all matching contributions as of December 31, 2025.

Velo3D, Inc.

Notes to Consolidated Financial Statements

Note 15. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Year ended December 31,		December 31,
	2025	2024	2025	2024
	(as a percentage)
Customer 1	11.2%	<10%	<10%	—%
Customer 2	10.6%	11.3%	34.0%	<10%
Customer 3	11.4%	12.7%	—%	<10%
Customer 4	<10%	—%	16.2%	—%
Customer 5	<10%	23.0%	<10%	<10%
Customer 6	<10%	10.5%	<10%	<10%
Customer 7	—%	—%	—%	18.2%
Customer 8	—%	—%	—%	12.9%
Customer 9	—%	—%	—%	10.8%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	December 31,
	2025	2024
	(In thousands)
Americas	$39,901	$39,908
Europe	4,493	839
Other	1,579	256
Total	$45,973	$41,003

Contract Assets and Liabilities

There was $2.3 million of revenue recognized during the year ended December 31, 2025 included in contract liabilities as of December 31, 2024. There was $2.4 million of revenue recognized during the year ended December 31, 2024 included in contract liabilities as of December 31, 2023. The change in contract assets reflects the difference in timing between the Company's satisfaction of remaining performance obligations and the Company's contractual right to bill its customers. The Company had no material asset impairment charges related to contract assets in the periods presented.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

customers. Services to be provided under the MSA will be detailed in individual Statements of Work issued by Momentus and accepted by the Company from time to time, specifying the scope, pricing, and delivery schedule for the applicable goods and services.

On April 14, 2025, Momentus issued to Velo3D an aggregate of 26,748 shares of Class A Common Stock and 673,408 shares of non-voting Momentus Series A Convertible Preferred Stock, par value $0.00001 per share for goods and services that will be delivered over the term of the MSA. Each share of Momentus Series A Convertible Preferred Stock is convertible into 0.56 shares of Class A Common Stock, subject to the limitations in the Momentus Certificate of Designations of Preferences, Rights and Limitations of Momentus Series A Convertible Preferred Stock, including that Velo3D hold no more than 9.99% of the outstanding shares of Momentus’ Common Stock at any time.

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

The Company evaluated the MSA to determine whether any embedded feature of the MSA potentially qualifies as a derivative required to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging. The Refund Provision clause requires the Company to refund a portion of the share-based consideration received if services are not rendered, with the refund amount limited to the lesser of a specified threshold or the net proceeds from the sale of Momentus shares. Management determined that the Refund Provision is required to be bifurcated from the MSA and accounted for separately as a derivative liability. However, based on a valuation analysis as of December 31, 2025, the fair value of the embedded derivative was determined to be de minimis. Accordingly, no separate recognition of the embedded derivative was made in the unaudited consolidated financial statements.

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

Velo3D, Inc.

Notes to Consolidated Financial Statements

dated August 14, 2025. In the event the MSA is terminated or expired, remaining funds in the Prepaid Reserve related to the Refund Provision and work product shall be returned to the respective parties.

The August 14, 2025 amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal.

On December 3, 2025, the Board of Directors of Momentus Inc., approved a reverse stock split of the Momentus’s issued and outstanding shares of Class A Common Stock, $0.00001 par value per share (the “Common Stock”), at a ratio of 1-for-17.85 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of 5:00 p.m. Eastern Time on Wednesday, December 17, 2025 (the “Effective Date”), with the Common Stock trading on the Nasdaq Capital Market on a reverse-split adjusted basis under the Momentus's existing trading symbol, “MNTS,” at the market open on December 18, 2025.

As of December 31, 2025, Velo3D had 53,824 outstanding shares of Momentus Common Stock and 547,408 outstanding shares of non-voting Momentus Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 0.56 shares of Common Stock. On February 9, 2026, Velo3D executed its option to convert its 547,408 Momentus Series A Convertible Preferred Stock into 306,672 of Momentus shares of Common Stock. As of March 25, 2026, 140,547 shares of Common Stock of Momentus are available to be sold.

As of December 31, 2025, the Momentus liabilities are recorded under accrued expenses and other current liabilities as Customer liabilities - prepaid reserve of $1.1 million and Customer liabilities - noncash consideration of $1.2 million. See Note 6, Balance Sheet Components—Accrued Expenses and Other Current liabilities. For the year ended December 31, 2025, no revenue related to this MSA has been recognized.

Note 17. Subsequent Events

Subsequent events were evaluated through the filing date of this Form 10-K, and no events requiring adjustment or disclosure were identified, other than items disclosed above in Note 9. Debt and Note 16, Momentus Master Service Agreement.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based upon this evaluation our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

This Annual Report does not include a report and attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Management believes it has remedied certain prior year disclosed material weaknesses over certain internal controls over financial reporting as of December 31, 2025. These weaknesses related to:

•
Financial Reporting and Oversight: Ineffective design and operating controls over the segregation of duties for journal entries and account reconciliations, as well as the technical review of disclosures for complex debt and equity instruments.

To address this material weakness, the Company implemented a remediation plan during 2025, which included the following key actions:

•
Enhanced Review Protocols: We established a formal review and approval framework for all manual journal entries and high-risk account reconciliations to ensure proper segregation of duties. Additionally, we implemented a secondary technical accounting review for all debt and equity-related disclosures.

Management has concluded that as of December 31, 2025, we did not maintain effective internal control over financial reporting due to a material weakness related to our accounting for stock-based compensation. Specifically, the controls were not designed effectively to account for forfeitures.

Additionally, management identified a significant deficiency related to the depreciation of equipment subject to operating lease. While this deficiency, on its own, may not have constituted a material weakness, it contributed to the adjustments and revisions to our consolidated financial statements discussed in Note 2, Summary of Significant Accounting Policies. Management has determined that the material weakness related to share-based compensation, combined with the deficiency in equipment depreciation controls, resulted in the conclusion that our internal controls were not effective as of year-end.

We are a non‑accelerated filer under the rules of the Securities and Exchange Commission. As a result, this Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes‑Oxley Act.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the additional material weaknesses.
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
•
We did not design and maintain effective controls over the accounting for stock-based compensation. Specifically, we did not design and maintain effective controls over the accuracy and existence of the shared based compensation related to the earnout for eligible employees impacting the years ended 2025 and 2024, respectively.
•
We did not design and maintain effective controls over the depreciation of equipment subject to equipment lease, net. Specifically, we did not design and maintain effective controls over the completeness of depreciation related to the equipment subject to equipment lease.
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

These material weaknesses resulted in adjustments to contract assets, equipment subject to operating lease, net, contract liabilities and other noncurrent liabilities and additional paid-in capital which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025. These material weaknesses resulted in the revision of our consolidated financial statements for the year ended December 31, 2024 and as of and for the interim periods ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024. Also, these material weaknesses resulted in adjustments to contract assets, equipment subject to operating lease, net, contract liabilities and other noncurrent liabilities and additional paid-in capital, and stock-based compensation recorded in operating expenses under research and development, selling and marketing and general and administrative, which were recorded prior to the issuance of the audited consolidated financial statements as of and for the year ended December 31, 2025. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have begun to take measures to remediate the material weaknesses existing as of December 31, 2025. We have designed and remediated effective controls over the segregation of duties related to journal entries and account reconciliations, and over the accounting and disclosures for debt and equity instructions. We have begun the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; additionally, we have begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities, including variable consideration; designing and implementing controls over controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

Management believes adequate progress has been performed toward the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The measures we have on-going are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the measures we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

Other than disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of March 22, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	8-K	2.1	03/23/2021
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 20, 2021, by and among JAWS Spitfire Acquisition Corporation, Spitfire Merger Sub, Inc., and Velo3D, Inc.	S-4/A	Annex AA	07/20/2021
3.1	Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	10/05/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	06/09/2023
3.3	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	06/12/2024
3.4	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	07/02/2025
3.5	Certificate of Amendment to the Certificate of Incorporation of Velo3D, Inc.	8-K	3.1	07/25/2025
3.6	Second Amended and Restated Bylaws of Velo3D, Inc.	8-K	3.1	12/26/2024
4.1	Specimen Unit Certificate	S-1/A	4.1	11/27/2020
4.2	Specimen Ordinary Share Certificate	S-1/A	4.2	11/27/2020
4.3	Specimen Warrant Certificate	S-1/A	4.3	11/27/2020
4.4	Certificate of Corporate Domestication of JAWS Spitfire Acquisition Corporation	8-K	4.4	10/05/2021
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and JAWS Spitfire Acquisition Corporation, dated December 7, 2020	8-K	4.1	12/08/2020
4.6	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.6	03/20/2023

4.7	Warrant to Purchase 70,000 shares of Common Stock	8-K	4.1	07/29/2022
4.8	Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	08/15/2023
4.9	First Supplemental Indenture, dated as of August 14, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.2	08/15/2023
4.10	Form of Note	8-K	4.3	08/15/2023
4.11†	Second Supplemental Indenture, dated as of November 28, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	11/28/2023
4.12	Form of Exchange Note	8-K	4.2	11/28/2023
4.13	Form of Warrant	8-K	4.1	12/28/2023
4.14	Form of Placement Agent Warrants	8-K	4.2	12/28/2023
4.15	Note Amendment, dated December 27, 2023, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC	8-K	4.3	12/28/2023
4.16	Form of Warrant	8-K	4.1	04/02/2024
4.17	Second Note Amendment, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC	8-K	4.2	04/02/2024
4.18	Form of Warrant	8-K	4.1	04/11/2024
4.19	Form of Placement Agent Warrant	8-K	4.2	04/11/2024
4.20	Form of Warrant	8-K	4.1	07/01/2024
4.21	Third Note Amendment, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	4.2	07/01/2024
4.22	Form of New Warrant	8-K	4.1	08/13/2024
10.1	Sponsor Letter Agreement, dated as of March 22, 2021, by and among Spitfire Sponsor LLC, certain other holders set forth on Schedule I thereto, JAWS Spitfire Acquisition and Velo3D, Inc.	8-K	10.2	03/23/2021
10.2	Form of Subscription Agreement	8-K	10.1	03/23/2021
10.3	Amended and Restated Registration Rights Agreement, dated September 29, 2021, by and among the Company, Spitfire Sponsor LLC, and other Holders party thereto	8-K	10.3	10/05/2021
10.4*	2014 Equity Incentive Plan	8-K	10.4	10/05/2021
10.5*	2021 Equity Incentive Plan	8-K	10.5	10/05/2021
10.6	Form of Option Award Agreement	8-K	10.6	10/05/2021
10.7	Form of RSU Award Agreement	8-K	10.7	10/05/2021
10.8	Form of Rollover Option Award Agreement	8-K	10.8	10/05/2021
10.9	Form of Restricted Stock Award Agreement	8-K	10.9	10/05/2021
10.10	Form of Stock Appreciation Right Award Agreement	8-K	10.10	10/05/2021
10.11	Form of Stock Bonus Award Agreement	8-K	10.11	10/05/2021
10.12	Form of Performance Shares Award Agreement	8-K	10.12	10/05/2021
10.13*	2021 Employee Stock Purchase Plan	8-K	10.13	10/05/2021

10.14	Form of Director and Officer Indemnification Agreement	8-K	10.18	10/05/2021
10.15	Lease by and between Velo3D, Inc. and Colfin 2019-2D Industrial Owner, LLC, dated June 28, 2021	8-K	10.21	10/05/2021
10.16	Sales Agreement, by and between Velo3D and Needham dated February 6, 2023	8-K	1.1	02/06/2023
10.17†	Securities Purchase Agreement, dated as of August 10, 2023, by and among the Company and High Trail Investors ON LLC and HB SPV I Master Sub LLC, as buyers	8-K	10.1	08/15/2023
10.18	Placement Agent Agreement, dated as of August 10, 2023, by and between the Company and Credit Suisse Securities (USA) LLC, as placement agent	8-K	10.2	08/15/2023
10.19†	Security Agreement, dated as of August 14, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.3	08/15/2023
10.20	Form of Voting Agreement (included as Exhibit D to the Securities Purchase Agreement filed as Exhibit 10.22)	8-K	10.4	08/15/2023
10.21*	Form of Change in Control Agreement	8-K	10.1	10/02/2023
10.22†	Securities Exchange Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.1	11/28/2023
10.23†	Amendment to Securities Purchase Agreement, dated November 27, 2023, by and among the Company, High Trail Investors ON LLC and HB SPV I Master Sub LLC	8-K	10.2	11/28/2023
10.24	Form of Voting Agreement (included as Exhibit D to the Securities Exchange Agreement filed as Exhibit 10.27)	8-K	10.3	11/28/2023
10.25†	Amendment to Security Agreement, dated as of November 28, 2023, by and among the Company, Velo3D US, Inc. and High Trail Investors ON LLC, as collateral agent	8-K	10.4	11/28/2023
10.26	Form of Securities Purchase Agreement, dated December 27, 2023, between Velo3D, Inc. and the Purchasers	8-K	10.1	12/28/2023
10.27	Placement Agency Agreement, dated December 27, 2023, by and between the Company and A.G.P./Alliance Global Partners	8-K	10.2	12/28/2023
10.28*	Offer Letter, dated November 10, 2022, between Velo3D, Inc. and Mr. Kreger	10-K	10.34	04/03/2024
10.29*	Employment Agreement, dated December 3, 2020, between Velo3D, Inc. and Mr. Chung	10-K	10.35	04/03/2024
10.30	Letter Agreement, dated March 31, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	04/02/2024
10.31	Form of Securities Purchase Agreement	8-K	10.1	04/11/2024
10.32	Placement Agency Agreement, dated April 10, 2024, by and between the Company and A.G.P./Alliance Global Partners.	8-K	10.2	04/11/2024
10.33	Letter Agreement, dated July 1, 2024, by and among the Company, High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	07/01/2024
10.34	Form of Warrant Inducement Agreement by and between Velo 3D, Inc. and Holder(s)	8-K	10.1	08/13/2024
10.35	License and Support Services Agreement, effective September 12, 2024, by and among Space Exploration Technologies Corp., Velo3D, Inc. and Velo3D US, Inc.	8-K	10.1	09/13/2024

10.36	Velo3D, Inc., Note Holders, and U.S. Bank Trust Company, National Association	8-K	10.2	09/13/2024
10.37	Forbearance Agreement, dated as of December 9, 2024, by and among Velo3D, Inc., Velo3d US, Inc., High Trail Investments ON LLC and HB SPV I Master Sub LLC.	8-K	10.1	12/12/2024
10.38	Exchange Agreement, dated as of December 24, 2024, by and between Velo3D, Inc. and Arrayed Notes Acquisition Corp.	8-K	10.1	12/26/2024
10.39	Senior Secured Convertible Promissory Note, dated as of January 7, 2025	8-K	10.1	01/10/2025
10.40	Secured Guaranty, dated as of January 7, 2025, by Velo3D US, Inc. in favor of Thieneman Properties, LLC	8-K	10.2	01/10/2025
10.41*	Offer Letter, dated as of January 8, 2025, by and between Velo3D, Inc. and Arun Jeldi	8-K	10.3	01/10/2025
10.42	Senior Secured Convertible Promissory Note, dated as of February 10, 2025	8-K	10.1	02/12/2025
10.43	Secured Guaranty, dated as of February 10, 2025, by Velo3D US, Inc. in favor of Thieneman Construction, Inc.	8-K	10.2	02/12/2025
10.44	Form of Warrant Exchange Agreement for the Highbridge Holders and the Anson Holders	8-K	10.1	02/24/2025
10.45	Form of Warrant Exchange Agreement dated February 21, 2025 for the High Trail Holders	8-K	10.2	02/24/2025
10.46	Form of Lock-Up Agreement dated February 21, 2025	8-K	10.3	02/24/2025
10.47	Form of Underwriting Agreement (including the form of Lock-Up Agreement)	S-1/A	1.1	08/13/2025
10.48	January Note Amendment, dated as of August 14, 2025	8-K	10.1	08/18/2025
10.49	February Note Amendment, dated as of August 14, 2025	8-K	10.2	08/18/2025
10.50	Underwriting Agreement, dated as of August 19, 2025, between the Company and Lake Street Capital Markets, LLC, as representative of the several underwriters named therein	8-K	1.1	08/20/2025
10.51	Sale Leaseback Agreement, dated as of December 8, 2025, by and among Velo3D, Inc., Velo3D US, Inc., ad Varilease Finance, Inc.	8-K	10.1	12/12/2025
10.52	Master Lease Agreement, dated as of December 8, 2025, by and among Velo3D, Inc., Velo3D US, Inc., Varilease Finance, Inc., and Thieneman Construction, Inc.	8-K	10.2	12/12/2025
10.53	Schedule No. 1 to Master Lease Agreement, dated as of December 8, 2025, by and among Velo3D, Inc., Velo3D US, Inc., Varilease Finance, Inc., and Thieneman Construction, Inc.	8-K	10.3	12/12/2025
10.54	Form of Debt Subordination Agreement	8-K	10.4	12/12/2025
10.55	Form of Securities Purchase Agreement dated December 22, 2025, by and among the Company and the Purchasers	8-K	10.1	12/23/2025
10.56	Amendment to Senior Secured Convertible Promissory Note, dated as of March 4, 2026 (January 2025 Note Amendment)	8-K	10.1	03/06/2026
10.57	Amendment to Senior Secured Convertible Promissory Note, dated as of March 4, 2026 (February 2025 Note Amendment)	8-K	10.2	03/06/2026
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries	10-K	21.1	04/03/2024
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Velo3d, Inc. Compensation Recovery Policy	10-K	97.1	03/31/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Velo3D, Inc

Date: March 31, 2026	By:	/s/ Bernard Chung
Bernard Chung
Acting Chief Financial Officer, Principal Financial Officer and Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arun Jeldi	Chief Executive Officer and Director	March 31, 2026
Arun Jeldi	(Principal Executive Officer)

/s/ Bernard Chung	Acting Chief Financial Officer	March 31, 2026
Bernard Chung	(Principal Financial and Accounting Officer)

/s/ Kenneth Thieneman	Director	March 31, 2026
Kenneth Thineman

/s/ Stefan Krause	Director	March 31, 2026
Stefan Krause

/s/ Adrian Keppler	Director	March 31, 2026
Adrian Keppler

/s/ Jason Lloyd	Director	March 31, 2026
Jason Lloyd