Form 10-Q
period 2026-03-31
Velo3D, Inc.
filed 2026-05-14
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39757

______________________________

Velo3D, Inc.

______________________________

Exact name of registrant as specified in its charter

Delaware	98-1556965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Lakeview Court, Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

(408) 610-3915

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	VELO	The Nasdaq Stock Market LLC

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

As of May 12, 2026 the registrant had 29,801,002 shares of common stock, $0.00001 per share outstanding.

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
•
“we,” “us,” and “our” or the “Company” refer to Velo3D following the closing of the Merger and to Legacy Velo3D prior to the closing of the Merger; and
•
“2025 Form 10-K” refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

“Velo”, “Velo3D”, “Sapphire” and “Intelligent Fusion” are registered trademarks of Velo3D, Inc; and “Without Compromise”, “Flow” and “Assure” are trademarks of Velo3D, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
•
our expectations regarding capital expenditures; and
•
other factors detailed under the section entitled “Risk Factors” in Item 1A of our 2025 Form 10-K.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2025 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$16,564	$39,013
Accounts receivable, net	6,732	6,263
Inventories, net	28,104	27,083
Contract assets	4,120	2,039
Prepaid expenses and other current assets	9,650	5,722
Total current assets	65,170	80,120
Property and equipment, net	16,387	13,094
Equipment subject to operating lease, net	1,054	1,629
Other assets	9,793	10,505
Total assets	$92,404	$105,348
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,089	$10,301
Accrued expenses and other current liabilities	6,655	7,915
Debt — current portion	3,135	6,305
Contract liabilities	7,739	9,281
Total current liabilities	26,618	33,802
Long-term debt — less current portion	6,037	24,710
Contingent earnout liabilities (Note 10)	1	1
Warrant liabilities (Note 10)	109	109
Other noncurrent liabilities	8,099	8,570
Total liabilities	40,864	67,192
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value — 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively, 26,216,822 and 24,607,630 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	556,676	536,294
Accumulated deficit	(505,141)	(498,143)
Total stockholders’ equity	51,540	38,156
Total liabilities and stockholders’ equity	$92,404	$105,348

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
3D Printer and parts	$12,021	$7,523
Recurring payment	—	—
Support services	1,269	1,790
Other	526	7
Total Revenue	13,816	9,320
Cost of revenue
3D Printer and parts	10,225	7,540
Recurring payment	—	12
Support services	1,210	1,071
Total cost of revenue	11,435	8,623
Gross profit	2,381	697
Operating expenses
Research and development	2,695	2,059
Selling and marketing	1,721	1,086
General and administrative	4,912	9,076
Total operating expenses	9,328	12,221
Loss from operations	(6,947)	(11,524)
Interest expense	(733)	(1,070)
Loss on fair value of warrants	—	(1,044)
Loss on warrant cancellation	—	(11,357)
Other income (expense), net	708	(11)
Loss before income taxes	(6,972)	(25,006)
Provision for income taxes	(26)	(8)
Net loss	$(6,998)	$(25,014)

Net loss per share:
Basic and Diluted	$(0.28)	$(1.87)
Shares used in computing net loss per share:
Basic and Diluted	25,021,065	13,398,104

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,998)	$(25,014)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	762	995
Amortization of debt discount and deferred financing costs	17	48
Stock-based compensation	1,889	3,596
Loss on fair value of warrants	—	1,044
Loss on warrant cancellation	—	11,357
Non-cash lease expense	59	28
Changes in operating assets and liabilities
Accounts receivable	(469)	(846)
Inventories	672	1,989
Contract assets	(2,081)	(795)
Prepaid expenses and other current assets	(3,928)	(3,407)
Other assets	648	1,224
Accounts payable	(5,504)	(860)
Accrued expenses and other liabilities	(1,032)	1,195
Contract liabilities	(1,542)	(2,671)
Other noncurrent liabilities	(471)	(232)
Net cash used in operating activities	(17,978)	(12,349)
Cash flows from investing activities
Purchase of property and equipment	(940)	—
Net cash used in investing activities	(940)	—
Cash flows from financing activities
Proceeds from convertible secured notes	—	15,000
Repayment of 2025 equipment loan	(496)	—
Repayment of secured notes	(3,039)	—
Net cash (used in) provided by financing activities	(3,535)	15,000
Effect of exchange rate changes on cash and cash equivalents	(1)	7
Net change in cash and cash equivalents	(22,454)	2,658
Cash and cash equivalents and restricted cash at beginning of period	39,641	1,840
Cash and cash equivalents and restricted cash at end of period	$17,187	$4,498

Supplemental disclosure of cash flow information
Cash paid for interest	$378	$202
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible secured notes into common stock	18,493	—
Unpaid liabilities related to property and equipment, net	2,468	151
Unpaid purchase of inventories, net	1,765	1,476
Equipment subject to operating lease, net returned to inventories, net	543	—
Transfer of property and equipment, net to inventories, net	615	191

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$16,564	$3,870
Restricted cash (Other assets)	623	628
Total cash and cash equivalents and restricted cash	$17,187	$4,498

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2024	12,993,962	$4	$466,441	$(426,781)	$39,664
Issuance of common stock upon exercise of stock options and release of restricted stock units	31,397	—	—	—	—
Stock-based compensation	—	—	3,595	—	3,595
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	14,555
Net loss	—	—	—	(25,014)	(25,014)
Balance as of March 31, 2025	14,015,517	$4	$484,591	$(451,795)	$32,800

Balance as of December 31, 2025	24,607,630	$5	$536,294	$(498,143)	$38,156
Issuance of common stock upon exercise of stock options and release of restricted stock units	68,845	—	—	—	—
Stock-based compensation	—	—	1,889	—	1,889
Issuance of common stock in connection with capital raise, net	1,540,347	—	18,493	—	18,493
Net loss	—	—	—	(6,998)	(6,998)
Balance as of March 31, 2026	26,216,822	$5	$556,676	$(505,141)	$51,540

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

Velo3D’s subsidiaries are Velo3D US, Inc. (formerly known as Velo3D, Inc. (“Legacy Velo3D”), founded in June 2014 as a Delaware corporation headquartered in Campbell, California), Velo3D, B.V. (a sales and marketing office located in the Netherlands) and Velo3D, GmbH (a sales and marketing office located in Germany). The first commercially developed 3D Printer was delivered in the fourth quarter of 2018.

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Intercompany balances and transactions have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of the Company. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s consolidated financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or for any other future year.

On June 27, 2025, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 per share, at a ratio ranging from 1-for-5 and 1-for-50, with the exact ratio to be set within that range by the Company’s Board. On July 18, 2025, the Board approved the reverse stock split at a ratio of 1-for-15 (the “2025 Reverse Stock Split”). On July 25, 2025, the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect the 2025 Reverse Stock Split, effective as of July 28, 2025.

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

Delisting from the New York Stock Exchange ("NYSE"), Trading on Over-the Counter ("OTC") and Listing on Nasdaq Stock Market ("Nasdaq")

On September 10, 2024, the Company received written notice from the NYSE that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market. On August 19, 2025, the Company commenced trading of its common stock on the Nasdaq Stock Market LLC under the ticker symbol "VELO".

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $505.1 million and cash and cash equivalents on hand of approximately $16.6 million.

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

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc. an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the date each such tranche was funded, in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, which became due on August 10, 2025 and September 20, 2025, respectively. The outstanding principal amount of the February Note was convertible, upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into shares of the Company's common stock at a fixed conversion price of $15.00 per share. The January Note and February Note are referred to herein collectively as the (“Secured Convertible Notes”).

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

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). Although the arrangement is legally structured as a sale-leaseback, the Company concluded that the transaction does not qualify as a sale under ASC 606, Revenue from Contracts with Customers, because control of the equipment did not transfer. Accordingly, under ASC 842-40, Leases, the arrangement is accounted for as a secured financing. The underlying equipment remains recorded within Property, Plant, and Equipment, and the proceeds received are recognized as a financing liability. The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt. Payments made under the agreement are allocated between interest expense and a reduction of the financing obligation over the term of the agreement based on the effective interest method. For more information see Note 9, Debt, in the notes to the unaudited condensed consolidated interim financial statements.

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, par value $0.00001 per share, at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “Private Placement.” On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses of $2.0 million. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed Notes Acquisition Corp. ("Arrayed"), a Delaware corporation controlled by Arun Jeldi, the Chief Executive Officer and a director of the Company, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee). The Company was not a party to the transaction, and terms of the January Note were not modified.

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

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, in the principal amount of $5,000,000, together with accrued and unpaid interest of $1.5 million thereon, at a conversion price of $16.38 per share, a premium to the Company’s share price on March 4, 2026. As of such date, the January Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, in the principal amount of $10,000,000, together with accrued and unpaid interest of $2.0 million thereon, at a conversion price of $10.50 per share. As of such date, the February Note (including principal and interest) was fully converted into shares of common stock of the Company.

On March 18, 2026, the Company repaid the Secured Note (as defined herein) due 2026 in full of $3.0 million for principal and $0.3 million for accrued interest. All obligations of the Company under the Secured Notes, have been fully and finally paid, discharged, and satisfied.

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering (the “Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses of $3 million.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2025 Form 10-K. During the three months ended March 31, 2026, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides a practical expedient allowing entities to assume that current economic conditions at the measurement date remain unchanged over the remaining life of the receivable. The Company adopted this standard on January 1, 2026, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated interim financial statements.

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

If the 3D printer does not meet the above criteria, the equipment is classified under property and equipment, net.

For more information, see Note 7, Equipment Subject to Operating Lease, Net, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Reclassifications of Previously Issued Financial Statements

Certain prior-period amounts in the unaudited condensed interim consolidated financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no impact on previously reported total net income (loss), total cash flows, or total stockholders’ equity.

Revision of Previously Filed Financial Statements

The unaudited condensed interim financial statements as of and for the three months ended March 31, 2025, have been revised to reflect corrections to previously issued financial statements as presented in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025. These revisions were originally disclosed in Note 2, Summary of Significant Accounting Policies—Revision of Previously Filed Financial Statements, in the Company's Form 10-K for the year ended December 31, 2025.

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,998)	$(25,014)
Denominator:
Weighted average shares outstanding — basic and diluted	25,021,065	13,398,104

Net loss per share — basic and diluted	$(0.28)	$(1.87)

The following potentially dilutive shares of common stock equivalents “on an as-converted basis” were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	For the Three Months Ended March 31,
	2026	2025

Common stock warrants	36,892	36,888
Common stock options	4,216	16,953
Restricted stock units	1,026,090	17,150
Total potentially dilutive common stock equivalents	1,067,198	70,991

Total potentially dilutive common stock equivalents for the three months ended March 31, 2026 and 2025 excludes 41,444 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$9,812	$—	$—	$9,812
Customer deposit— non cash consideration (ii)	384	—	—	384
Total financial assets	$10,196	$—	$—	$10,196
Liabilities
Customer liabilities— non cash consideration (iii)	$384	$—	$—	$384
Common stock warrant liabilities (2022 Private Warrant) (iv)	—	—	2	2
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	29	29
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	48	48
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	30	30
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$384	$—	$110	$494

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$37,124	$—	$—	$37,124
Customer deposit— non cash consideration (ii)	—	—	1,158	1,158
Total financial assets	$37,124	$—	$1,158	$38,282
Liabilities
Customer liabilities— non cash consideration (iii)	$—	$—	$1,158	$1,158
Common stock warrant liabilities (2022 Private Warrant) (iv)	—	—	2	2
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	29	29
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	48	48
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	30	30
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$—	$—	$1,268	$1,268

(i)
Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(ii)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.
(iii)
Included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
(iv)
Included in warrant liabilities on the unaudited condensed consolidated balance sheets.

For more information regarding the various warrant and contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	Placement Agent Warrants (i)	BEPO Warrants (i)	BEPO Agent Warrants	Customer liabilities— non cash consideration (iii)

Fair value as of January 1, 2026	$2	$1	$29	$48	$30	$1,158
Change in fair value	—	—	—	—	—	—
Change due to conversion	—	—	—	—	—	(1,158)
Fair value as of March 31, 2026	$2	$1	$29	$48	$30	$—

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	RDO Warrants (i)	Placement Agent Warrants (i)	2024 Private Warrants (ii)	BEPO Warrants (i)	BEPO Agent Warrants	July 2024 Private Warrants (i)	August Inducement Warrants (i)
	(In thousands)
Fair value as of January 1, 2025	$1	$11	$90	$16	$2	$378	$18	$866	$796
Change in fair value	(1)	—	55	(13)	(1)	176	(14)	440	402
Change due to exchange	—	—	(145)	—	(1)	(548)		(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
i.
In determining the fair value the Company used the Monte Carlo simulation model using a distribution of potential outcomes on a weekly basis over the applicable periods that assumes optimal exercise of the Company’s redemption option at the earliest possible date (see Note 10, Equity Instruments).
ii.
In determining the fair value the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10, Equity Instruments).
iii.
In determining the fair value the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 6, Balance Sheet Components).

The fair value of the various warrants, contingent earnout liabilities and customer liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

Note 5. Revenue

Customer Concentration

The customer concentration for balances greater than 10% of revenues and 10% of accounts receivables, net, respectively, are presented below:

	Total Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
	(as a percentage)
Customer 1	27.6%	—%	<10%	<10%
Customer 2	27.5%	<10%	44.7%	34.0%
Customer 3	<10%	31.5%	—%	—%
Customer 4	<10%	29.5%	<10%	—%
Customer 5	<10%	<10%	15.9%	<10%
Customer 6	<10%	—%	—%	16.2%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Americas	$13,021	$8,289
Europe	612	936
Other	183	95
Total	$13,816	$9,320

Contract Assets and Liabilities

There was $0.3 million of revenue recognized during the three months ended March 31, 2026, included in contract liabilities as of March 31, 2026. The amount of revenue recognized during the three months ended March 31, 2025 included in contract liabilities as of December 31, 2025 was $0.5 million. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company evaluates contract assets for expected credit losses under ASC 326. As of March 31, 2026 and December 31, 2025, the allowance for credit losses related to contract assets was not material. There were no material provisions for credit losses related to contract assets recognized during the three months ended March 31, 2026 and 2025.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Trade receivables	$7,579	$7,110
Less: Allowances for credit losses	(847)	(847)
Total	$6,732	$6,263

Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Raw materials	$16,431	$17,497
Work-in-progress	8,460	6,281
Finished goods	3,213	3,305
Total	$28,104	$27,083

The Company recorded $24.1 million and $25.2 million in inventory reserves related to the valuation of inventory as of March 31, 2026 and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Prepaid insurance and other	$2,130	$1,335
Net investments in sales type lease	1,483	1,729
Vendor prepayments	5,653	1,500
Customer deposit — noncash consideration	384	1,158
Total	$9,650	$5,722

The Company entered into a sales-type lease on July 11, 2024 with a customer for a Sapphire XC system. The contract term is over 21 months with an effective interest rate of 0.78%. An amendment to the original agreement was executed to amend the monthly payments and included a purchase option of $1.2 million at the end of completion of the initial term.

For a full description of the customer deposit — noncash consideration, see Note 15, Momentus Master Service Agreement.

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Computers and software	$577	$461
Lab equipment and other equipment	13,145	11,379
Furniture and fixtures	157	157
Leasehold improvements	15,299	14,254
Construction in progress	329	3
Total property, plant and equipment	29,507	26,254
Less accumulated depreciation and amortization	(13,120)	(13,160)
Property, plant and equipment, net	$16,387	$13,094

Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.7 million and $0.9 million, respectively.

Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Right of use assets	$7,098	$7,633
Non-current prepaid expenses and other assets	2,695	2,872
Total Other assets	$9,793	$10,505

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Accrued expenses	$758	$2,103
Accrued salaries and benefits	875	1,483
Customer liabilities — prepaid reserve	2,588	1,072
Customer liabilities — noncash consideration	384	1,158
Lease liability — current portion	2,050	2,099
Total Accrued expenses and other current liabilities	$6,655	$7,915

For a full description of the customer liabilities - prepaid reserve, and customer liabilities - noncash consideration, see Note 15, Momentus Master Service Agreement. On August 14, 2025, an amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal. The customer deposit - prepaid reserve are net cash proceeds after fees from the sale of the customer noncash consideration, and the customer deposit - noncash consideration was based on an independent valuation appraisal as of December 31, 2025, and was based solely on the Momentus, Inc. (Nasdaq: MNTS) price of $3.68 per share as of March 31, 2026, respectively. The December 31, 2025 valuation was based on a Black-Scholes model including inputs from the current stock price, volatility, remaining term and risk-free rate. A discount for lack of marketability was applied and certain restrictions on trading activity limitations were considered in the model.

The fair value assumptions used in the Black-Scholes model for the valuation of the liability was as follows:

As of December 31, 2025
Current stock price	$4.87
Expected volatility	182% - 195%
Risk-free interest rate	3.53% - 3.61%
Dividend rate	—
Expected term (years)	0.25 - 0.50

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Lease liabilities — noncurrent portion	$6,622	$7,115
Other noncurrent liabilities	1,477	1,455
Total other noncurrent liabilities	$8,099	$8,570

Note 7. Equipment Subject to Operating Lease. Net

The equipment subject to operating leases to customers had a cost basis of $1.9 million and accumulated depreciation of $0.8 million as of March 31, 2026. The equipment leased to customers had a cost basis of $2.5 million and accumulated depreciation of $0.9 million as of December 31, 2025.

The equipment subject to operating lease consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Equipment on Lease	$—	$—
Equipment Available for Lease	1,846	2,500
Total Equipment Subject to Operating Lease	$1,846	$2,500
Accumulated Depreciation	(792)	(871)
Total Equipment Subject to Operating Lease, Net	$1,054	$1,629

The total depreciation expense was less than one hundred thousand and $0.1 million included in general and administrative for the three months ended March 31, 2026 and 2025, respectively.

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating leases, including options to extend, which expire between 2025 to 2032. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease. On April 16, 2026, our headquarters and facility lease was renewed for an additional nine years to July 31, 2035.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$7,098	$7,633
Operating lease liabilities:
Current (Accrued expense and other current liabilities)	$1,905	$1,917
Noncurrent (Other noncurrent liabilities)	6,495	6,970
Total operating lease liabilities	8,400	8,887
Financing lease liabilities:
Current (Accrued expense and other current liabilities)	$145	$182
Noncurrent (Other noncurrent liabilities)	127	145
Total financing lease liabilities	$272	$327
Total lease liabilities	$8,672	$9,214

There were no impairments recorded related to these assets as of March 31, 2026 and December 31, 2025.

Information about lease-related balances were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except years and percentages)
Operating lease expense	$675	$578
Financing lease expense	57	40
Short-term lease expense	348	41
Total lease expense	$1,080	$659
Cash paid for leases	$740	$595
Weighted — average remaining lease term — operating leases (years)	5.7	6.9
Weighted — average discount rate — operating leases	8.9%	9.0%
Weighted — average remaining lease term — financing leases (years)	2.1	0.0
Weighted — average discount rate — financing leases	5.2%	0.0%

Maturity of operating lease liabilities as of March 31, 2026 are as follows:

	Operating Leases	Financing Leases	Total
Year Ending December 31,	(In thousands)
Remainder of 2026	$2,052	$133	$2,185
2027	2,540	75	2,615
2028	2,490	75	2,565
2029	2,585	—	2,585
2030	2,684	—	2,684
Thereafter	3,510	—	3,510
Total operating lease payments	$15,861	$283	$16,144
Less portion representing imputed interest	(7,461)	(11)	(7,472)
Total operating lease liabilities	$8,400	$272	$8,672
Less current portion	1,905	145	2,050
Long-term portion	$6,495	$127	$6,622

Note 9. Debt

Debt consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
January Note	$—	$6,295
February Note 1st Tranche	—	5,983
February Note 2nd Tranche	—	5,837
Secured Notes	—	3,232
2025 Equipment Loan	9,172	9,668
Total	$9,172	$31,015
Debt — current portion	3,135	6,305
Long-term debt – less current portion	$6,037	$24,710

As of March 31, 2026, the Company’s debt consisted only of the 2025 Equipment Loan. For a full description of these debt arrangements, see Note 9, Debt, in the audited consolidated financial statements included in the 2025 Form 10-K.

Convertible Secured Note

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bore interest at a rate of 60.0% per annum, was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note could be prepaid in whole or in part at any time without penalty or premium and was convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of $1.56 per share. On April 7, 2025, the Company made a payment of $750,000, which fulfilled its obligations of interest owed through such date. The Company continued to accrue interest on the principal amount of the January Note until such time as it was repaid. During the three months ended March 31, 2026, the Company incurred total interest expense of $0.2 million.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc. an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the time the amounts were received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively, which amounts became due on August 10, 2025 and September 20, 2025, respectively. Given the February Notes was not paid on or prior to the aforementioned dates, the February Note would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default (as defined in the February Note), into shares of the Company's common stock, at a fixed conversion price of $1.00 per share. During the three months ended March 31, 2026, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0.2 million.

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

The Company has evaluated that the debt conversion under ASC Topic 470, Debt, is a debt modification and accounted for under the carrying-amount method pursuant to ASC 470-20. The transaction is a related-party transaction under ASC 850, Related Party Disclosures, and was duly evaluated and approved by the Board of Directors on March 4, 2026.

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

On March 18, 2026, the Company repaid the Secured Note due 2026 in full of $3.0 million for principal and $0.2 accrued interest. All obligations of the Company under the Secured Notes, have been fully and finally paid, discharged, and satisfied.

2025 Equipment Loan

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt (the "Equipment Loan").

As of March 31, 2026, the Company paid $0.2 million in interest and incurred $0.2 million in interest expense related to the Equipment Loan. The Company will pay 36 monthly payments with the Equipment Loan and the effective interest rate is 8.2%.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the repayment price for the Equipment Loan, and are as follows as of March 31, 2026:

Year Ending December 31,	(In thousands)
Remainder of 2026	$3,050
2027	3,732
2028	3,421
Total	$10,203
Less: Amount of debt discount to be amortized subsequent to March 31, 2026	—
Less: 2025 Equipment Loan fees to be amortized subsequent to March 31, 2026	(22)
Less: Amount of interest to be accrued subsequent to March 31, 2026	(1,009)
Debt as of March 31, 2026	$9,172

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 31, 2026, we had 26,216,822 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

On December 23, 2025, the parties consummated the Private Placement. The aggregate gross proceeds to the Company from the Private Placement was approximately $30 million, before deducting placement agent fees and other offering expenses of $2.0 million. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	March 31,	December 31,
	2026	2025
	(share data)
Common stock warrants	36,892	36,892
Shares available for future grant under 2021 Equity Incentive Plan	—	—
Reserved for At-the-Market offering	5,383	5,383
Reserved for employee stock purchase plan	148,787	148,787
Total shares of common stock reserved	191,062	191,062

The Company is currently eligible to utilize the shelf registration statement on Form S-3 (the "Shelf Registration Statement") filed on April 3, 2026. The Company expects to enter into a sales agreement (the "At-the-Market Sales Agreement" or "ATM"), and may offer and sell, from time to time, through a broker, its common stock pursuant to the Form S-3.

In April 2024, pursuant to the evergreen provisions of the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), the Company added an additional 24,612 shares of common stock for issuance under the 2021 EIP and 4,917 shares of common stock for issuance under the 2021 ESPP.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of March 31, 2026 and December 31, 2025.

On April 3, 2026, the Company filed an S-8, pursuant to the evergreen provisions of the Company's 2021 EIP, and added an additional 1,230,382 shares of common stock, par value $0.00001 per share. Shares available for future grant under the 2021 EIP as of April 4, 2026, was 644,565, adjusted for the new hire employee grants.

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

Warrants to purchase an equal number of shares of common stock of 36,892 were exercisable as of March 31, 2026 and December 31, 2025, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the 2023 Placement Agent Warrants, BEPO Warrants, and BEPO Agent Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	March 31, 2026
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private Placement Warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public Warrants — Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	5,157	$183.75
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13
			36,892

	December 31, 2025
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
Private placement warrants — Common Stock	12/02/2020	09/29/2026	8,477	$6,037.50
Public warrants – Common Stock	12/02/2020	09/29/2026	16,429	$6,037.50
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	5,157	$183.75
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13
			36,892

Warrant Liabilities – Fair Value

The liabilities associated with the Private Placement Warrants, Public Warrants, 2022 Private Warrants, 2023 Placement Agent Warrants, BEPO Warrants, and BEPO Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three months ended March 31, 2026 and 2025, see Note 4, Fair Value Measurements, in this Quarterly Report for liability classified warrants recorded at fair value.

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

Common Stock Warrant Liabilities - Fair Value Assumption

The fair value of the private placement common stock warrant liability was less than $0.1 million as of March 31, 2026 and December 31, 2025.

The fair value assumptions were as follows:

	As of March 31, 2026
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$9.39	162.8%	4.1%	—%	8.32
Placement Agent Warrants(i)	9.39	180.9%	3.8%	—%	2.75
BEPO Warrants, BEPO Agent Warrant(i)	9.39	175.3%	3.8%	—%	3.03

	As of December 31. 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$13.74	162.8%	3.8%	—%	8.57
Placement Agent Warrants(i)	13.74	180.9%	3.7%	—%	3.00
BEPO Warrants, BEPO Agent Warrant(i)	13.74	175.3%	3.6%	—%	3.28

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

Contingent Earnout Liabilities

The contingent earnout liability is for Earnout Shares (as defined below) for pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equity holders”). During the time period between the Closing Date and the five-year anniversary of the Closing Date, Eligible Legacy Velo3D Equity holders may receive up to 41,444 shares of common stock (the “Earnout Shares”), which is based on two tranches of 20,722 shares per tranche. The Earnout Shares issuable to holders of employee stock options are subject to forfeiture based on the satisfaction of certain employment condition.

See Note 4, Fair Value Measurements, in this Quarterly Report for the liability for contingent earnout liabilities carried at fair value for the three months ended March 31, 2026 and 2025.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of March 31, 2026
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$9.39	193.6%	3.7%	—%	0.50

	As of December 31. 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$13.74	193.6%	3.5%	—%	0.75

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

Note 11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2026, the Company had a remaining allocated reserve of 0 shares of its common stock for issuance under its 2021 EIP, which provides for the granting of stock options, RSUs and stock appreciation rights to employees, directors, and consultants of the Company. On April 3, 2026, the Company filed an S-8, pursuant to the evergreen provisions of the Company's 2021 EIP, and added an additional 1,230,382 shares of common stock, par value $0.00001 per share. Shares available for future grant under the 2021 EIP as of April 4, 2026, was 644,565, adjusted for the new hire employee grants.

As of March 31, 2026, the Company had an allocated reserve of 148,787 shares of its common stock for issuance under its 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2026, the Company had not begun any offering periods for the 2021 ESPP.

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(4)	$197.55
Outstanding as of March 31, 2025	15	$433.80	5.0
Options vested and expected to vest as of March 31, 2025	15	$433.80
Vested and exercisable as of March 31, 2025	15	$433.80

Outstanding as of December 31, 2025	4	$1,028.92	4.4
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$456.75
Outstanding as of March 31, 2026	4	$1,036.43	4.2
Options vested and expected to vest as of March 31, 2026	4	$1,036.43
Vested and exercisable as of March 31, 2026	4	$1,036.43

As of March 31, 2026 and December 31, 2025, there is no aggregate intrinsic value of options outstanding.

As of March 31, 2026, total unrecognized compensation cost related to options was immaterial and is expected to be recognized over a weighted-average period of less than a year.

For the three months ended March 31, 2026, there were no options granted.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of March 31, 2026 and 2025 and their activity during the three months ended March 31, 2026 and 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2024	13	$714.30	$132
Granted	47	4.35	206
Released	(49)	26.40	199
Cancelled	(1)	771.00	20
Balance as of March 31, 2025	10	$713.55	$25
Expected to vest as of March 31, 2025	10	$713.55	$25

Balance as of December 31, 2025	1,030	$22.42	$14,158
Granted	123	10.26	665
Released	(75)	17.53	824
Cancelled	(52)	6.85	92
Balance as of March 31, 2026	1,026	$21.87	$9,635
Expected to vest as of March 31, 2026	1,026	$21.87	$9,635

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of March 31, 2026, there was $19.8 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Restricted stock units	$1,889	$3,591
Stock options	—	4
	$1,889	$3,595

The following sets forth the total stock-based compensation expense included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of 3D Printer and parts	$472	$140
Cost of Support services	171	68
Stock-based compensation recorded in cost of revenue	643	208
Research and development	540	427
Selling and marketing	370	114
General and administrative	336	2,846
Stock-based compensation recorded in operating expense	1,246	3,387
Total stock-based compensation expense	$1,889	$3,595

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC Topic 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ERT instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025, may differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the unaudited condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of March 31, 2026, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $24.4 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2026. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company has paid all matching contributions as of March 31, 2026.

Note 15. Momentus Master Service Agreement

In April 2025, the Company entered into a five-year Master Service Agreement (“MSA”) with Momentus, Inc. (“Momentus”) to provide consulting and production services. Under the MSA, the Company received 26,748 shares of Momentus common stock and 673,408 shares of non-voting Momentus preferred stock as consideration for future services. The Company has determined that the arrangement does not currently meet the criteria for revenue recognition under ASC 606, as specific deliverables and payment terms remain subject to the execution of individual Statements of Work. No revenue was recognized under the MSA for the three months ended March 31, 2026.

The Company accounts for a refund provision within the MSA as an embedded derivative. Management determined that the fair value of this derivative remained de minimis as of March 31, 2026, and no separate recognition was required in the unaudited condensed consolidated interim financial statements.

Share Conversion and Balances

On December 3, 2025, the Board of Directors of Momentus Inc. approved a reverse stock split of the Momentus’s issued and outstanding shares of Class A Common Stock, $0.00001 par value per share (the “Common Stock”), at a ratio of 1-for-17.85 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of 5:00 p.m. Eastern Time on Wednesday, December 17, 2025 (the “Effective Date”), with the Common Stock trading on the Nasdaq Stock Market LLC on a reverse-split adjusted basis under the Momentus's existing trading symbol, “MNTS,” at the market open on December 18, 2025.

On February 9, 2026, Velo3D executed its option to convert its 547,408 Momentus Series A Convertible Preferred Stock into 306,672 of Momentus shares of Common Stock. As of March 31, 2026, Velo3D held 104,297 outstanding shares of Momentus Common Stock.

As of March 31, 2026, the Momentus liabilities are recorded under accrued expenses and other current liabilities as Customer liabilities - prepaid reserve of $2.6 million and Customer liabilities - noncash consideration of $0.4 million. See Note 6, Balance Sheet Components—Accrued Expenses and Other Current liabilities.

As of April 5, 2026, the Company held no remaining shares of Momentus Common Stock and the total Customer liabilities - prepaid reserve was $3.0 million.

Note 16. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, and no events requiring adjustment or disclosure were identified, other than items disclosed above in Note 1, Description of Business and Basis of Presentation, Note 8, Leases, Note 10, Equity Instruments and Note 15, Momentus Master Service Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-looking Statements” herein. During the fiscal year ended December 31, 2025, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated interim financial statements included in Part I of this Quarterly Report for additional information.

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

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc. an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bears interest at a rate of 30.0% per annum, is payable in full on the date that is six months from the date such tranche was funded, (the first tranche and second tranche were received by the Company on February 10, 2025 and March 20, 2025, respectively), in the amount of $5,750,000 and given it was not paid on or prior to such date, will continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note is convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $15.00 per share.

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

Immediately prior to the further amendment to the January Note described below, Thieneman Properties, LLC transferred the January Note to Arrayed Notes Acquisition Corp. ("Arrayed"), a Delaware corporation controlled by Arun Jeldi, the Chief Executive Officer and a director of the Company, pursuant to a Convertible Promissory Note Transfer Agreement between Thieneman Properties, LLC (as transferor) and Arrayed (as transferee).

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

The offering closed on August 20, 2025 (the "August 2025 Offering"). Gross proceeds of $20.1 million was received from the August 2025 Offering of 5,833,333 shares of the Company's common stock ($17.5 million) and the exercise of the Representative option to purchase 875,000 shares of common stock. Net proceeds from the August 2025 Offering were approximately $17.8 million after deducting $2.3 million in the underwriting discounts and commissions, and other estimated offering expenses payable by the Company for legal and audit services. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

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

2025 Equipment Loan

On December 8, 2025, the Company and Varilease Finance, Inc. (“Varilease”) entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which the Company agreed to sell to Varilease, and subject to the conditions set forth therein, Varilease agreed to purchase from the Company, assorted Velo3D Sapphire and Sapphire XC metal 3D printers and post processing tools and equipment owned and used by the Company (the “Equipment”). The aggregate purchase price for the Equipment to be received by the Company is $10 million and reported as debt (the "Equipment Loan"). For more information, see Note 9, Debt, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

April 2026 Offering

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering (the “April 2026 Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses.

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

Key Financial and Operational Metrics

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed herein and in the section of the 2025 Form 10-K titled “Risk Factors.”

We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions, and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business.

	As of and for the Three Months Ended
	March 31,
	2026	2025
Revenue ($ in millions)	$14	$9
Bookings ($ in millions)	$12	$8
Backlog ($ in millions)	$30	$18

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended March 31, 2026 and 2025, sales to the top three customers accounted for 60.9% and 70.7%, respectively, of our revenue. Of the top three customers for the three months ended March 31, 2026, all three customers were different from the top three customers for the comparable period in 2025.

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

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2025, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2026 to reduce operating costs.

Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains descriptions of significant risks: “Risk Factors - Risks Related to Our Business and Industry—Market conditions, economic uncertainty or downturns could adversely affect our business and operating results” and “—We may be adversely affected by the effects of inflation or possible stagflation.”

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

Income Taxes

No provision for federal and state income taxes was recorded for any periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2026 and 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$12,021	$7,523	$4,498	59.8%
Recurring payment	—	—	—	—
Support services	1,269	1,790	(521)	(29.1)%
Other	526	7	519	7414.3%
Total Revenue	13,816	9,320	4,496	48.2%
Cost of revenue
3D Printer and parts	10,225	7,540	2,685	35.6%
Recurring payment	—	12	(12)	(100.0)%
Support services	1,210	1,071	139	13.0%
Total cost of revenue	11,435	8,623	2,812	32.6%
Gross profit	2,381	697	1,684	241.6%
Operating expenses
Research and development	2,695	2,059	636	30.9%
Selling and marketing	1,721	1,086	635	58.5%
General and administrative	4,912	9,076	(4,164)	(45.9)%
Total operating expenses	9,328	12,221	(2,893)	(23.7)%
Loss from operations	(6,947)	(11,524)	4,577	(39.7)%
Interest expense	(733)	(1,070)	337	(31.5)%
Loss on fair value of warrants	—	(1,044)	1,044	(100.0)%
Loss on warrant cancellation	—	(11,357)	11,357	(100.0)%
Other expense, net	708	(11)	719	(6536.4)%
Loss before provision for income taxes	(6,972)	(25,006)	18,034	(72.1)%
Provision for income taxes	(26)	(8)	(18)	225.0%
Net loss	$(6,998)	$(25,014)	$18,016	(72.0)%

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended March 31,
	2026		2025		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$12,021	87.0%	$7,523	80.7%	$4,498	59.8%
Recurring payment	—	—	—	—	—	—
Support services	1,269	9.2%	1,790	19.2%	(521)	(29.1)%
Other	526	3.8%	7	0.1%	519	7414.3%
Total Revenue	$13,816	100.0%	$9,320	100.0%	$4,496	48.2%

Total revenue for the three months ended March 31, 2026 and 2025 was $13.8 million and $9.3 million, respectively, an increase of $4.5 million, or 48.2%.

3D Printer and parts sales were $12.0 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $4.5 million. The increase in revenue was primarily attributed to an increase in the average selling price, an increase in the number of systems sold, and an increase in RPS revenues related to an increase in production volume for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The 3D Printer and parts sales also included printed parts and consumables revenue.

Recurring Payment revenue, structured as an operating lease, was $0.0 million for the three months ended March 31, 2026 and $0.0 million for the three months ended March 31, 2025.

Our Support Services revenue was $1.3 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $0.5 million. Support Services revenue is primarily due to services provided to customers based on the installed base requiring preventive maintenance and other support services.

Other revenue was $0.5 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.5 million.

As part of our Strategic Realignment started in 2025, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to decrease as we continue to shift our focus to 3D Printer system sales and RPS for printed parts. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of March 31, 2026 our backlog for firm orders was $30 million for 3D Printer and printed parts. Our focus for revenue has shifted to ensuring customer success, improving system reliability to strengthen our existing customer network, developing new customer networks to increase demand and expanding our RPS for printed parts.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended March 31,
	2026		2025		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers and parts	$10,225	89.4%	$7,540	87.4%	$2,685	35.6%
Cost of Recurring Payment	—	—	12	0.1%	(12)	(100.0)%
Cost of Support Services	1,210	10.6%	1,071	12.4%	139	13.0%
Total Cost of Revenue	$11,435	100.0%	$8,623	100.0%	$2,812	32.6%

Total cost of revenue for the three months ended March 31, 2026 and 2025 was $11.4 million and $8.6 million, respectively, an increase of $2.8 million, or 32.6%.

Cost of 3D Printer and parts was $10.2 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $2.7 million was due to an increase in the number of system sold, offset by efficiency improvements in costs for overhead and labor for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. We expect the cost to manufacture new systems and to operate the RPS programs in 2026 to improve as a percentage of revenue as a result of overhead and fixed cost reduction efforts implement in late 2025 and increases in production volume leading to economies of scale cost efficiencies.

Cost of Recurring Payment was $0.0 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Cost of Support Services was $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Cost of Support Services increased by $0.1 million, due to higher labor costs to scale the field service engineering support teams.

Cost of revenue as a percentage of revenue was 82.8% and 92.5% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by an increase in the number of system sold, offset by efficiency improvements in costs for overhead and labor for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

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

Gross Profit and Gross Margin

Total gross profit was $2.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. As a percentage of revenue, the gross margin was 17.2% and 7.5% for the three months ended March 31, 2026 and 2025, respectively. The increase in gross profit for the three months ended March 31, 2026 was primarily attributable to the an increase in the average selling price, an increase in the number of systems sold, and an increase in RPS revenue as well as efficiencies in improving our overhead and labor costs during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

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

We expect to accelerate production cycle times and further improving efficiencies on the production floor to lower our cost of revenue, which we expect will improve our gross profit and gross margins in the second half of 2026. Due to the aforementioned trends in component costs, our gross profit and gross margin may continue to be negatively impacted until our financial condition improves.

Research and Development Expenses

Research and development expenses were $2.7 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.6 million. The increase in research and development expenses was driven by a $0.8 million increase in headcount, salaries and employee-related expenses, an increase of $0.1 million in stock-based compensation, offset by a decrease of $0.3 million in other costs, primarily driven by a decrease in software costs. Research and development projects in 2026 are focused primarily on projects aligned with increasing the reliability experience for customers.

We expect research and development costs to increase for the remainder of 2026 and beyond due to a refreshed technology roadmap to meet our customers' demand in RPS and to bring and scale parts production with improvements in utilization efficiency and to enhance and advance our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $1.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.6 million. The increase was attributable to an increase of $0.5 million in headcount, salaries and employee-related expenses, a $0.2 million increase in stock-based compensation. and a $0.2 million increase in marketing costs and initiatives spending, offset by $0.3 million in other costs.

We expect selling and marketing expenses to continue to increase for the remainder of 2026 and beyond as we re-ignite sales and marketing efforts by participating in certain markets, such as defense and aerospace, that show interest in additive manufacturing solutions. We expect an increase in selling and marketing expenses for trade show, marketing initiatives and branding expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $4.2 million. The decrease was attributable to a $2.5 million decrease in stock-based compensation, a decrease of $0.8 million in legal, professional fees and general and administrative expenses, decrease of $0.6 million in facilities and other general and administrative expenses, and decrease of $0.3 million in headcount, salaries and employee-related expenses.

We expect general and administrative expenses to increase as we expand our business. However, we also continue to focus on our company-wide initiatives to reduce operating costs in other areas for 2026 as we reduce our general and administrative expenses through reducing our reliance on outside consultants, managing facility costs and negotiating with vendors for improved pricing and enterprise level efficiency improvements. We expect that related general and administrative expenses for advisory, consulting, legal and accounting fees may increase with Company projects related to the expansion in RPS with a new manufacturing facility.

Interest Expense

Interest expense was $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to the reduction of the outstanding balances in the Senior Secured Notes and Convertible Secured Notes.

We expect our interest expense will continue to decrease as a result of our lower outstanding debt balances.

Gain (loss) on Fair Value of Warrants

The gain (loss) on fair value of warrants was $0.0 million and ($1.0) million for the three months ended March 31, 2026 and 2025, respectively. The change was related to the absence of warrant cancelations or revaluations in the first quarter of 2026.

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million for the three months ended March 31, 2025 and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Other Income (Expense), Net

Other income (expense), net was income of $0.7 million and expense of less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $.7 million. The increase was primarily driven by non-routine income and higher interest income for the first quarter of 2026.

Income Taxes

Less than $0.1 million of a provision for federal and state income taxes was recorded for both the three months ended March 31, 2026 and 2025 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of March 31, 2026 and December 31, 2025.

We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in the remainder of 2026 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of March 31, 2026, we had approximately $16.6 million in cash and cash equivalents on hand and $6.7 million in accounts receivable. Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, component and sub-assembly purchases, general and administrative expenses, and others.

Our purchase commitments per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $24.4 million for parts and assemblies are due upon receipt and will primarily be delivered throughout the remainder of 2026. If inventory is shipped, we will accrue a liability under accrued expenses. We have no other commitments and contingencies, except for the operating leases and the Secured Notes, the January Note, and the February Note. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

During the three months ended March 31, 2026, we experienced revenue growth over the prior quarter as expected due to our focus on improving the reliability of systems and working on restoring market confidence with our high-value customers with the new executive leadership team. As of March 31, 2026, we do not have sufficient working capital to meet our financial needs for the twelve-month period following the filing date of this Quarterly Report. As such, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements. See Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

On April 27, 2026, the Company entered into an Offering of 3,571,428 shares of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses of $3 million.

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

Debt Facilities

As of March 31, 2026, our debt arrangements comprised the 2025 Equipment Loan, of which we had approximately $9.2 million aggregate principal amount outstanding as of March 31, 2026.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates may have a material impact on annualized interest expense.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(17,978)	$(12,349)	$(5,629)
Net cash used in investing activities	$(940)	$—	$(940)
Net cash (used in) provided by financing activities	$(3,535)	$15,000	$(18,535)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $18.0 million, consisting primarily of a net loss of $7.0 million, non-cash loss of $2.7 million described below, and a decrease in net operating assets of $13.7 million.The cash used from net operating assets was comprised of a decrease from contract assets of $2.1 million, a decrease from prepaid expenses and other current assets of $3.9 million, a decrease from accounts payable of $5.5 million, a decrease from accrued expenses and other current liabilities of $1.0 million, a decrease from contract liabilities of $1.5 million, and a decrease from other net operating assets of $1.0 million, offset by an increase from inventories of $0.7 million, and an increase from other assets of $0.6 million. The non-cash loss of $2.7 million primarily consisted of stock-based compensation expense of $1.9 million, and depreciation and amortization of $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $12.3 million, consisting primarily of a net loss of $25.0 million, non-cash loss of $17.1 million described below, and a decrease in net operating assets of $4.4 million. The cash used from net operating assets was comprised of a decrease from accounts payable of $0.9 million, a decrease from contract liabilities of $2.7 million, a decrease from prepaid expenses of $3.4 million related to insurance and vendor prepayments, a decrease of $0.8 million from accounts receivables and a decrease of $1.0 million related to other net operating assets, offset by an increase inventories of $2.0 million for Sapphire XC, Sapphire 1MZ and Sapphire XC 1MZ system production, an increase from other assets of $1.2 million and an $1.2 million increase from accrued expenses. The noncash loss of $17.1 million primarily consisted of the loss on cancelation of warrants of $11.4 million, stock-based compensation expense of $3.6 million, depreciation and amortization of $1.1 million, and the loss on fair value of warrants of $1.0 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

Net cash used by investing activities during the three months ended March 31, 2026 was $0.9 million, consisting of purchases of property and equipment.

There was no cash provided by investing activities during the three months ended March 31, 2025.

We expect our capital expenditures to increase in 2026 compared to 2025 as we invest in printer capacity and related facilities for the RPS expansion project. Management's expectations for capital expenditures is in the range of $40 million to $50 million.

Financing Activities

Net cash used by financing activities during the three months ended March 31, 2026 was $3.5 million, consisting of $3.0 million principal repayment of the secured notes, and $0.5 million principal repayment of the equipment loans.

Net cash provided by financing activities during the three months ended March 31, 2025 was $15.0 million, consisting of proceeds of $15.0 million from the issuance of the January Note and the February Note.

We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue operations, subject to our compliance with the covenants in the equipment loan. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, other than described below.

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $24.4 million for parts and assemblies are due upon receipt and will primarily be delivered in 2026. If inventory is shipped, we will accrue a liability under accrued expenses. See Note 13, Commitments and Contingencies, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion. We have no other commitment and contingencies, except for the operating leases, which represent total undiscounted future minimum lease payments of $15.9 million as of March 31, 2026. See Note 8, Leases, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated interim financial statements, see Note 2, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (a) the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $250 million measured on the last business day of that year’s second fiscal quarter and (b) our annual revenue equals or exceeds $100 million during the most recently completed fiscal year or our voting and nonvoting common stock held by non-affiliates equals or exceeds $700 million measured on the last business day of that year’s second fiscal quarter.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our unaudited condensed consolidated interim financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated interim financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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
•
We did not design and maintain effective controls over the accounting for contract assets and liabilities. Specifically, we did not design and maintain effective controls over the accuracy and the financial statement presentation of contract assets and liabilities.
•
We did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements. Specifically, we did not design and maintain effective controls over the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.
•
We did not design and maintain effective controls over the accounting for stock-based compensation. Specifically, we did not design and maintain effective controls over the accuracy and existence of the share based compensation related to the earnout for eligible employees impacting the years ended 2025 and 2024, respectively.
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

These IT deficiencies did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all consolidated financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have begun to take measures to remediate the material weaknesses existing as of December 31, 2025. We have designed and remediated effective controls over the segregation of duties related to journal entries and account reconciliations, and over the accounting and disclosures for debt and equity instructions. We have begun the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; additionally, we have begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities; designing and implementing controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed Notes Acquisition Corp., a Delaware corporation controlled by Arun Jeldi, the Chief Executive Officer and a director of the Company, upon conversion of a Senior Secured Convertible Promissory Note dated January 7, 2025, in the principal amount of $5,000,000, together with accrued and unpaid interest thereon, at a conversion price of $16.38 per share, pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 4, 2026, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc., in which Kenneth Thieneman (a director on our Board) holds 87.4% interest, upon conversion of a Senior Secured Convertible Promissory Note dated February 10, 2025, in the principal amount of $10,000,000, together with accrued and unpaid interest thereon, at a conversion price of $10.50 per share, pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Amendment to Senior Secured Convertible Promissory Note, dated as of March 4, 2026 (January 2025 Note Amendment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2026)

10.2

Amendment to Senior Secured Convertible Promissory Note, dated as of March 4, 2026 (February 2025 Note Amendment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2026)

10.3*†#	Offer Letter, entered into on April 6, 2026, by and between the Company and James Suva, effective March 5, 2026
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(a)(6) of Regulation S-K under the Exchange Act.

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELO3D, INC.

Date: May 14, 2026	By:	/s/ James Suva
	Name:	James Suva
	Title:	Chief Financial Officer