Form 10-Q
period 2026-06-30
Velo3D, Inc.
filed 2026-08-11
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of 8/7/2026 the registrant had 32,149,118 shares of common stock, $0.00001 per share outstanding.

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
•
our expected financial performance;
•
our expectations regarding system sales, gross profit, gross margin, revenues, and cash used in operating activities;
•
our expectations concerning the cost to manufacture new systems, manufacturing efficiency and costs of revenue;
•
our expectations regarding research and development costs, as well as selling, general and administrative, interest and marketing expenses;
•
our expectations regarding managing operating costs to improve enterprise-wide efficiencies;
•
our expectations to expand our commercial activities, including increased participation in the defense and aerospace markets, and expand our RPS (as defined herein) manufacturing operations;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$91,144	$39,013
Accounts receivable, net	8,356	6,263
Inventories, net	27,578	27,083
Contract assets	12,160	2,039
Prepaid expenses and other current assets	16,896	5,722
Total current assets	156,134	80,120
Property and equipment, net	16,152	13,094
Equipment subject to operating lease, net	1,023	1,629
Other assets	26,838	10,505
Total assets	$200,147	$105,348
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,235	$10,301
Accrued expenses and other current liabilities	4,967	7,915
Debt — current portion	3,197	6,305
Contract liabilities	11,249	9,281
Total current liabilities	24,648	33,802
Long-term debt — less current portion	4,973	24,710
Contingent earnout liabilities (Note 10)	1	1
Warrant liabilities (Note 10)	150	109
Other noncurrent liabilities	23,836	8,570
Total liabilities	53,608	67,192
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value — 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively, 32,149,118 and 24,607,630 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	663,185	536,294
Accumulated deficit	(516,651)	(498,143)
Total stockholders’ equity	146,539	38,156
Total liabilities and stockholders’ equity	$200,147	$105,348

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
3D Printer and parts	$18,968	$12,082	$30,989	$19,605
Recurring payment	—	70	—	70
Support services	1,494	1,359	2,763	3,149
Other	202	61	728	68
Total Revenue	20,664	13,572	34,480	22,892
Cost of revenue
3D Printer and parts	15,755	13,994	25,980	21,534
Recurring payment	—	—	—	12
Support services	467	1,166	1,677	2,237
Total cost of revenue	16,222	15,160	27,657	23,783
Gross profit (loss)	4,442	(1,588)	6,823	(891)
Operating expenses
Research and development	4,329	2,588	7,025	4,647
Selling and marketing	2,850	1,468	4,571	2,554
General and administrative	8,324	5,952	13,236	15,028
Total operating expenses	15,503	10,008	24,832	22,229
Loss from operations	(11,061)	(11,596)	(18,009)	(23,120)
Interest expense	(175)	(1,572)	(908)	(2,642)
Loss on fair value of warrants	(41)	—	(41)	(1,044)
Loss on warrant cancellation	—	—	—	(11,357)
Other income (expense), net	(242)	(6)	467	(17)
Loss before income taxes	(11,519)	(13,174)	(18,491)	(38,180)
Provision for (benefit from) income taxes	(9)	89	17	97
Net loss	$(11,510)	$(13,263)	$(18,508)	$(38,277)

Net loss per share:
Basic and Diluted	$(0.39)	$(0.94)	$(0.68)	$(2.79)
Shares used in computing net loss per share:
Basic and Diluted	29,448,322	14,041,712	27,246,923	13,721,680

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(18,508)	$(38,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,474	1,817
Amortization of debt discount and deferred financing costs	17	98
Stock-based compensation	4,383	5,431
Loss on fair value of warrants	41	1,044
Loss on warrant cancellation	—	11,357
Non-cash lease expense	111	70
Loss on sale/disposal of fixed assets	—	2,777
Changes in operating assets and liabilities
Accounts receivable	(2,093)	(1,671)
Inventories	4,441	5,691
Contract assets	(10,121)	(948)
Prepaid expenses and other current assets	(11,174)	(292)
Other assets	(120)	2,002
Accounts payable	(8,233)	(912)
Accrued expenses and other liabilities	(4,279)	2,463
Contract liabilities	1,968	(3,573)
Other noncurrent liabilities	2,560	(642)
Net cash used in operating activities	(39,533)	(13,565)
Cash flows from investing activities
Purchase of property and equipment	(4,458)	(1,799)
Net cash used in investing activities	(4,458)	(1,799)
Cash flows from financing activities
Proceeds from convertible secured notes	—	15,000
Gross proceeds from April 2026 Offering	50,000	—
Payment for issuance costs related to April 2026 Offering	(3,408)	—
Gross proceeds from ATM Offering	59,428	—
Payment for issuance costs related to ATM Offering	(2,006)	—
Repayment of 2025 equipment loan	(1,506)	—
Repayment of secured notes	(3,039)	—
Net cash provided by financing activities	99,469	15,000
Effect of exchange rate changes on cash and cash equivalents	1	6
Net change in cash and cash equivalents and restricted cash	55,479	(358)
Cash and cash equivalents and restricted cash at beginning of period	39,636	1,840
Cash and cash equivalents and restricted cash at end of period	$95,115	$1,482

Supplemental disclosure of cash flow information
Cash paid for interest	$612	$750
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible secured notes into common stock	18,494	—
Unpaid liabilities related to property and equipment, net	570	160
Unpaid purchase of inventories, net	2,596	—
Equipment subject to operating lease, net returned to inventories, net	543	653
Transfer of property and equipment, net (to) from inventories, net	(559)	3,404
Transfer of other assets to inventories, net, upon return of leased asset	(1,237)	—
Derecognition of right-of-use asset upon purchase of leased asset	307	—
Operating lease right-of-use assets recorded in exchange for lease obligations	(14,521)	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$91,144	$854
Restricted cash (Other assets)	3,971	628
Total cash and cash equivalents and restricted cash	$95,115	$1,482

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of March 31, 2025	14,015,517	$4	$484,591	$(451,795)	$32,800
Issuance of common stock upon vesting of RSUs	51,898	—	—	—	—
Stock-based compensation	—	—	1,835	—	1,835
Net loss	—	—	—	(13,263)	(13,263)
Balance as of June 30, 2025	14,067,416	$4	$486,426	$(465,058)	$21,372

Balance as of March 31, 2026	26,216,822	$5	$556,676	$(505,141)	$51,540
Issuance of common stock upon vesting of RSUs	114,045	—	—	—	—
Stock-based compensation	—	—	2,495	—	2,495
Issuance of common stock in connection with April Offering, net	3,571,428	—	46,592	—	46,592
Issuance of common stock in connection with ATM offering, net	2,246,823	—	57,422	—	57,422
Net loss	—	—	—	(11,510)	(11,510)
Balance as of June 30, 2026	32,149,118	$5	$663,185	$(516,651)	$146,539

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2024	12,993,962	$4	$466,440	$(426,781)	$39,663
Issuance of common stock upon vesting of RSUs	83,295	—	—	—	—
Stock-based compensation	—	—	5,431	—	5,431
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	14,555
Net loss	—	—	—	(38,277)	(38,277)
Balance as of June 30, 2025	14,067,416	$4	$486,426	$(465,058)	$21,372

Balance as of December 31, 2025	24,607,630	$5	$536,294	$(498,143)	$38,156
Issuance of common stock upon vesting of RSUs	182,890	—	—	—	—
Stock-based compensation	—	—	4,383	—	4,383
Issuance of common stock in connection with April Offering, net	3,571,428	—	46,592	—	46,592
Issuance of common stock in connection with debt conversion, net	1,540,347	—	18,494	—	18,494
Issuance of common stock in connection with ATM offering, net	2,246,823	—	57,422	—	57,422
Net loss	—	—	—	(18,508)	(18,508)
Balance as of June 30, 2026	32,149,118	$5	$663,185	$(516,651)	$146,539

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

Reverse Stock Split

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

Going Concern, Financial Condition and Liquidity and Capital Resources

The unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring operating losses and negative cash flows from operations since inception and expects to continue to incur operating losses for the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $516.7 million and cash and cash equivalents on hand of approximately $91.1 million.

Management evaluated whether conditions and events raise substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements in accordance with ASC 205-40. In performing this assessment, management considered the Company's current liquidity position, historical operating cash flows, expected operating cash requirements, recurring working capital needs, scheduled debt obligations, and available financing alternatives.

During the six months ended June 30, 2026, the Company completed a firm commitment underwritten registered direct offering that generated gross proceeds of approximately $50.0 million, entered into an At-the-Market equity program with an aggregate offering capacity of $100.0 million, issued shares of common stock upon conversion of secured convertible notes into equity by the holders thereof, and repaid certain debt obligations. Specific to the At-the-Market equity program, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") as agents, pursuant to which the Company may offer and sell, from time to time through the agents, shares of its common stock pursuant to the Company's effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was filed with the SEC on April 3, 2026 and declared effective on April 8, 2026, including the base prospectus contained in the Shelf Registration Statement, as supplemented by a prospectus supplement filed with the SEC on May 15, 2026 pursuant to Rule 424(b) under the Securities Act. As of June 30, 2026, the Company had sold 2.2 million shares pursuant to the Sales Agreement for gross proceeds of $59.4 million. After deducting issuance costs of $2.0 million, the Company received net proceeds of $57.4 million. Additional information regarding these transactions is included in Note 9, Debt, Note 10, Equity Instruments and Note 16, At-the-Market Offering to the unaudited condensed consolidated interim financial statements. Despite these improvements, management expects the Company will require additional financing to fund operations and satisfy its obligations throughout the assessment period due to continued operating losses, negative operating cash flows, and ongoing working capital requirements.

Accordingly, management concluded that substantial doubt about the Company's ability to continue as a going concern continues to exist within one year after the date these unaudited condensed consolidated interim financial statements are issued.

The Company intends to continue pursuing additional sources of capital, including equity and debt financings, strategic transactions, and other financing alternatives. However, there can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing or otherwise improve its liquidity, it may be required to significantly reduce, delay, or discontinue operations, modify strategic initiatives, or pursue other alternatives. These unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2025 Form 10-K. During the three and six months ended June 30, 2026, there were no significant updates to the Company’s significant accounting policies other than as described below.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides a practical expedient allowing entities to assume that current economic conditions at the measurement date remain unchanged over the remaining life of the receivable. The Company adopted this standard on January 1, 2026, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated interim financial statements.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-07, which (1) refines the scope of the guidance on derivatives in ASC Topic 815 and (2) clarifies the guidance on share-based payments from a customer in ASC Topic 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU Topic 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption of the standard is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. If an entity elects to early adopt the standard in an interim period, the entity must apply the standard as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact this standard will have on its condensed consolidated interim financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This update contains amendments that require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are expected to impact only the Company's financial statement disclosures and are not expected to affect the recognition or measurement of amounts reported in the consolidated financial statements. The Company will continue to evaluate the impact of adopting this standard on its financial statement disclosures.

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

Specifically, our CODM uses consolidated net income to measure performance, allocate resources of the Company as a whole, including investing in future development efforts, customer retention and acquisition, and assessing performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes, which are reflected in the unaudited condensed consolidated statements of comprehensive income (loss).

Equipment Subject to Operating Lease

Our 3D printers subject to operating leases are classified using the following criteria:

	Equipment on Lease	Equipment Available for Lease
Revenue generation— under contract or not under contract but held for potential redeployment to existing or new customers	Yes (lease income active)	No (not on active lease)
Physical location— remains in a condition, location, and business context rendering it suitable for future lease arrangements	At customer site	At customer site, idle, or warehouse
Intended use— for third party customers and not for internal usage	On Lease	Available for Lease
Depreciation— the lesser of the useful life of the equipment or the contract period and annually tested for impairment	Yes, per original schedule	Yes, may accelerate if impaired

If the 3D printer does not meet the above criteria, the equipment is classified under property and equipment, net.

For more information, see Note 7, Equipment Subject to Operating Lease, Net, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Reclassifications of Previously Issued Financial Statements

Certain prior-period amounts in the unaudited condensed consolidated interim financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no impact on previously reported total net income (loss), total cash flows, or total stockholders’ equity.

Revision of Previously Filed Financial Statements

The unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2025, have been revised to reflect corrections to previously issued financial statements as presented in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 06, 2025. These revisions were originally disclosed in Note 2, Summary of Significant Accounting Policies—Revision of Previously Filed Financial Statements, in the Company's Form 10-K for the year ended December 31, 2025.

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net loss	$(11,510)	$(13,263)	$(18,508)	$(38,277)
Denominator:
Weighted average shares outstanding — basic and diluted	29,448,322	14,041,712	27,246,923	13,721,680

Net loss per share — basic and diluted	$(0.39)	$(0.94)	$(0.68)	$(2.79)

The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	For the Three and Six Months Ended June 30,
	2026	2025

Common stock warrants	36,892	36,892
Common stock options	14,859	9,971
Restricted stock units	1,126,099	303,577
Total potentially dilutive common stock equivalents	1,177,850	350,440

Total potentially dilutive common stock equivalents for the three and six months ended June 30, 2026 and 2025 excludes 41,444 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$48,845	$—	$—	$48,845
Total financial assets	$48,845	$—	$—	$48,845
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iv)	$—	$—	$2	$2
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	39	39
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	67	67
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	42	42
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$—	$—	$151	$151

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$37,124	$—	$—	$37,124
Customer deposit— non cash consideration (ii)	—	—	1,158	1,158
Total financial assets	$37,124	$—	$1,158	$38,282
Liabilities
Customer liabilities— non cash consideration (iii)	$—	$—	$1,158	$1,158
Common stock warrant liabilities (2022 Private Warrant) (iv)	—	—	2	2
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	29	29
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	48	48
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	30	30
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$—	$—	$1,268	$1,268

(i)
Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(ii)
Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
(iii)
Included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.
(iv)
Included in warrant liabilities on the unaudited condensed consolidated balance sheets.

For more information regarding the various warrant and contingent earnout liabilities, see Note 10, Equity Instruments.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	Placement Agent Warrants (i)	BEPO Warrants (i)	BEPO Agent Warrants	Customer liabilities— non cash consideration (iii)
	(In thousands)
Fair value as of January 1, 2026	$2	$1	$29	$48	$30	$1,158
Change in fair value	—	—	—	—	—	—
Change due to conversion	—	—	—	—	—	(1,158)
Fair value as of March 31, 2026	$2	$1	$29	$48	$30	$—
Change in fair value	—	—	10	19	12	—
Change due to conversion	—	—	—	—	—	—
Fair value as of June 30, 2026	$2	$1	$39	$67	$42	$—

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	RDO Warrants (i)	Placement Agent Warrants (i)	2024 Private Warrants (ii)	BEPO Warrants (i)	BEPO Agent Warrants	July 2024 Private Warrants (i)	August Inducement Warrants (i)
	(In thousands)
Fair value as of January 1, 2025	$1	$11	$90	$16	$2	$378	$18	$866	$796
Change in fair value	(1)	—	55	(13)	(1)	176	(14)	440	402
Change due to exchange	—	—	(145)	—	(1)	(548)	—	(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
Change in fair value	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
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

Note 5. Revenue

Customer Concentration

Customers representing 10% or more of total revenue for the periods presented or accounts receivable, net, as of the balance sheet dates presented were as follows:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
	(as a percentage)
Customer 1	17.1%	<10%	10.6%	<10%	18.9%	<10%
Customer 2	15.8%	<10%	<10%	<10%	<10%	<10%
Customer 3	13.0%	14.6%	<10%	20.6%	<10%	<10%
Customer 4	12.8%	<10%	<10%	<10%	<10%	<10%
Customer 5	<10%	<10%	<10%	<10%	15.2%	<10%
Customer 6	<10%	<10%	12.2%	<10%	<10%	34.0%
Customer 7	<10%	<10%	<10%	<10%	<10%	16.2%
Customer 8	<10%	<10%	11.1%	<10%	<10%	<10%
Customer 9	<10%	30.5%	<10%	18.1%	<10%	<10%
Customer 10	<10%	20.1%	<10%	15.9%	<10%	<10%
Customer 11	<10%	<10%	<10%	14.3%	<10%	<10%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Americas	$20,193	$10,731	$33,214	$19,020
Europe	357	2,748	970	3,684
Other	114	93	296	188
Total	$20,664	$13,572	$34,480	$22,892

Contract Assets and Liabilities

There was $0.4 million and $0.8 million of revenue recognized during the three and six months ended June 30, 2026, respectively, included in contract liabilities as of June 30, 2026. The amount of revenue recognized during the three and six months ended June 30, 2025 included in contract liabilities as of December 31, 2025 was $0.4 million and $0.9 million, respectively. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company evaluates contract assets for expected credit losses under ASC 326. As of June 30, 2026 and December 31, 2025, the allowance for credit losses related to contract assets was not material. There were no material provisions for credit losses related to contract assets recognized during the six months ended June 30, 2026 and 2025.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Trade receivables	$9,204	$7,110
Less: Allowances for credit losses	(848)	(847)
Total	$8,356	$6,263

Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Raw materials	$18,216	$17,497
Work-in-progress	6,632	6,281
Finished goods	2,730	3,305
Total	$27,578	$27,083

The Company recorded $24.1 million and $25.2 million in inventory reserves related to the valuation of inventory as of June 30, 2026 and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Prepaid insurance and other	$2,953	$1,335
Net investments in sales type lease	—	1,729
Vendor prepayments	13,943	1,500
Customer deposit — noncash consideration	—	1,158
Total	$16,896	$5,722

The Company entered into a sales-type lease on July 11, 2024 with a customer for a Sapphire XC system. The lease term was 21 months and carried an effective interest rate of 0.78%. An amendment to the original agreement modified the monthly payment schedule and included a purchase option of approximately $1.2 million at the end of the initial lease term. During the three months ended June 30, 2026, the customer declined to exercise the purchase option, and the system was returned to the Company. Upon return of the system, the Company derecognized the net investment in the lease and recorded the returned system to inventory in accordance with ASC 842.

For a full description of the customer deposit — noncash consideration, see Note 15, Momentus Master Service Agreement.

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Computers and software	$1,344	$461
Lab equipment and other equipment	12,425	11,379
Furniture and fixtures	165	157
Leasehold improvements	15,749	14,254
Construction in progress	329	3
Total property, plant and equipment	30,012	26,254
Less: Accumulated depreciation and amortization	(13,860)	(13,160)
Property, plant and equipment, net	$16,152	$13,094

Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.8 million and $0.8 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1.5 million and $1.7 million, respectively

Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Right of use assets	$20,921	$7,633
Non-current prepaid expenses and other assets	5,917	2,872
Total Other assets	$26,838	$10,505

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Accrued expenses	$943	$2,103
Accrued salaries and benefits	964	1,483
Customer liabilities — prepaid reserve	2,953	1,072
Customer liabilities — noncash consideration	—	1,158
Lease liability — current portion	107	2,099
Total Accrued expenses and other current liabilities	$4,967	$7,915

For a full description of the customer liabilities - prepaid reserve, and customer liabilities - noncash consideration, see Note 15, Momentus Master Service Agreement. On August 14, 2025, an amendment to the Momentus Master Service Agreement triggered changes to the accounting treatment, which required an independent valuation appraisal. The customer deposit - prepaid reserve are net cash proceeds after fees from the sale of the customer noncash consideration, and the customer deposit - noncash consideration was based on an independent valuation appraisal as of December 31, 2025. The December 31, 2025 valuation was based on a Black-Scholes model including inputs from the current stock price, volatility, remaining term and risk-free rate. A discount for lack of marketability was applied and certain restrictions on trading activity limitations were considered in the model.

The fair value assumptions used in the Black-Scholes model for the valuation of the liability was as follows:

As of December 31, 2025
Current stock price	$4.87
Expected volatility	182% - 195%
Risk-free interest rate	3.53% - 3.61%
Dividend rate	—
Expected term (years)	0.25 - 0.50

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Lease liabilities — noncurrent portion	$22,538	$7,115
Other noncurrent liabilities	1,298	1,455
Total other noncurrent liabilities	$23,836	$8,570

Note 7. Equipment Subject to Operating Lease, Net

The equipment subject to operating lease consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Equipment on lease	$—	$—
Equipment available for lease	1,846	2,500
Total Equipment subject to operating lease	$1,846	$2,500
Less: Accumulated depreciation	(823)	(871)
Total Equipment subject to operating lease, net	$1,023	$1,629

The total depreciation expense was less than $0.1 million and $0.1 million included in general and administrative for the three months ended June 30, 2026 and 2025, respectively. The total depreciation expense was $0.1 million and $0.2 million included in general and administrative for the six months ended June 30, 2026 and 2025, respectively.

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating and financing leases, including options to extend, which expire between 2026 to 2040. The agreements include a provision for renewal at the then prevailing market rate for terms specified in each lease. On April 16, 2026, the Company amended its headquarters and manufacturing facility lease to extend the non-cancellable lease term through July 31, 2035. The amended lease also includes an option to extend the lease for an additional five-year period through July 31, 2040. The Company concluded that it is reasonably certain to exercise the extension option and, accordingly, included the optional renewal period in the lease term when remeasuring the related operating lease right-of-use asset and lease liability.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$20,921	$7,633
Operating lease liabilities:
Current (Accrued expenses and other current liabilities)	$—	$1,917
Noncurrent (Other noncurrent liabilities)	22,428	6,970
Total operating lease liabilities	22,428	8,887
Financing lease liabilities:
Current (Accrued expenses and other current liabilities)	$107	$182
Noncurrent (Other noncurrent liabilities)	110	145
Total financing lease liabilities	$217	$327
Total lease liabilities	$22,645	$9,214

There were no impairments recorded related to these assets as of June 30, 2026 and December 31, 2025.

Information about lease-related balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except years and percentages)
Operating lease expense	$864	$578	$1,539	$1,156
Financing lease expense	56	40	113	80
Short-term lease expense	45	45	488	86
Total lease expense	$965	$663	$2,140	$1,322
Cash paid for leases	$740	$595	$1,480	$1,190

'Other information related to lease terms and discount rates is as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted — average remaining lease term — operating leases (years)	14.1	6.3
Weighted — average discount rate — operating leases	9.2%	9.0%
Weighted — average remaining lease term — financing leases (years)	2.1	2.2
Weighted — average discount rate — financing leases	4.6%	5.6%

Maturity of operating lease liabilities as of June 30, 2026 are as follows:

	Operating Leases	Financing Leases	Total
Year Ending December 31,	(In thousands)
Remainder of 2026	$(874)	$75	$(799)
2027	1,864	75	1,939
2028	2,712	75	2,787
2029	2,824	—	2,824
2030	2,941	—	2,941
Thereafter	35,503	—	35,503
Total operating lease payments	$44,970	$225	$45,195
Less: Portion representing imputed interest	(22,542)	(8)	(22,550)
Total operating lease liabilities	$22,428	$217	$22,645
Less: Current portion	—	107	107
Long-term portion	$22,428	$110	$22,538

Undiscounted lease payments for remainder of 2026 are net of a $2.0 million tenant improvement allowance receivable from the landlord pursuant to the Lakeview Second Lease Amendment executed in April 2026.

In May 2026, the Company entered into a lease for an approximately 289,000-square-foot production and manufacturing facility in Livermore, California, with a lease term of 124 months. The lease commenced on July 1, 2026, subsequent to the end of the period covered by this Quarterly Report, and accordingly no right-of-use asset or lease liability related to this lease is reflected in the condensed consolidated balance sheet as of June 30, 2026. Total undiscounted minimum base rent payments over the initial term are approximately $57.9 million, subject to a base rent credit provided under the lease. The Company will recognize the associated operating lease right-of-use asset and lease liability upon commencement in the third quarter of 2026. In conjunction with the new lease, the Company issued a one-year letter of credit for $3.3 million to the landlord to secure the agreement, which automatically renews for another annual period, through the life of the lease.

Note 9. Debt

Debt consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
January Note	$—	$6,295
February Note 1st Tranche	—	5,983
February Note 2nd Tranche	—	5,837
Secured Notes	—	3,232
2025 Equipment Loan	8,170	9,668
Total	$8,170	$31,015
Debt — current portion	3,197	6,305
Long-term debt — Less: Current portion	$4,973	$24,710

As of June 30, 2026, the Company’s debt consisted only of the 2025 Equipment Loan. For a full description of these debt arrangements, see Note 9, Long-Term Debt, in the audited consolidated financial statements included in the 2025 Form 10-K.

Convertible Secured Note

On January 7, 2025, the Company issued the January Note, a Senior Secured Convertible Promissory Note in the principal amount of $5,000,000 to Thieneman Properties, LLC, an Indiana limited liability company. The January Note bore interest at a rate of 60.0% per annum, was initially payable in full on April 7, 2025 in the amount of $5,750,000 and if not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The January Note could be prepaid in whole or in part at any time without penalty or premium and was convertible in the event of default into shares of the Company’s common stock, at a fixed conversion price of

$23.40 per share. On April 7, 2025, the Company made a payment of $750,000, which fulfilled its obligations of interest owed through such date. The Company continued to accrue interest on the principal amount of the January Note until such time as it was repaid. During the three and six months ended June 30, 2026, the Company incurred total interest expense of $0 and $0.2 million, respectively.

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note (the “February Note”) in the principal amount of $10,000,000 to Thieneman Construction, Inc. an Indiana corporation, to be funded in two tranches of $5,000,000. This Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the time the amounts were received by the Company. The first tranche (“February Note 1st tranche”) and second tranche (“February Note 2nd tranche”) were received by the Company on February 10, 2025 and March 20, 2025, respectively, which amounts became due on August 10, 2025 and September 20, 2025, respectively. Given the February Notes was not paid on or prior to the aforementioned dates, the February Note would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible at the option of the holder upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an Event of Default (as defined in the February Note), into shares of the Company's common stock, at a fixed conversion price of $15.00 per share. During the three and six months ended June 30, 2026, the Company incurred total interest expense related to the February Note 1st tranche and February Note 2nd tranche of $0 and $0.2 million, respectively.

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

Secured Notes

The Secured Notes bore interest at 6.00% per annum, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year, and would mature on August 1, 2026. Upon repayment of principal on the Secured Notes pursuant to the terms of the Secured Notes, the Company was required to pay 120% of the principal amount repaid (the “Repayment Price”) plus accrued and unpaid interest.

The Secured Notes included terms that provided Arrayed (the holder) seniority over other unsecured obligations in any settlement negotiations in the event of liquidation. Additionally, the Secured Notes contained redemption features in the event of default or a fundamental change in control that would make the Secured Notes immediately callable at a predetermined rate as described in the Secured Notes. The redemption features were settled in cash.

On March 18, 2026, the Company repaid the Secured Notes due 2026 in full of $3.0 million for principal and $0.3 million accrued interest. All obligations of the Company under the Secured Notes have been fully and finally paid, discharged, and satisfied.

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

For the three and six months ended June 30, 2026, the Company incurred and paid $0.2 million and $0.4 million in interest expense, respectively, related to the Equipment Loan. The Company will pay 36 monthly payments with the Equipment Loan and the effective interest rate is 8.2%.

The future minimum aggregate payments for the above borrowings are equal to the quarterly payments made using the repayment price for the Equipment Loan, and are as follows as of June 30, 2026:

Year Ending December 31,	(In thousands)
Remainder of 2026	$1,866
2027	3,732
2028	3,421
Total	$9,019
Less: Amount of debt discount to be amortized subsequent to June 30, 2026	(14)
Less: Amount of interest to be accrued subsequent to June 30, 2026	(835)
Debt as of June 30, 2026	$8,170

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of June 30, 2026, we had 32,149,118 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

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

April 2026 Registered Direct Offering

On April 27, 2026, the Company entered into an Underwriting Agreement with Cantor Fitzgerald & Co., as underwriter, relating to a firm commitment underwritten registered direct offering of 3,571,428 shares of the Company's common stock at a public offering price of $14.00 per share.

Gross proceeds were approximately $50.0 million before underwriting discounts, commissions and other offering expenses of $3.4 million. Net proceeds were used for working capital, capital expenditures and other general corporate purposes.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	June 30,	December 31,
	2026	2025
	(share data)
Common stock warrants	36,892	36,892
Shares available for future grant under 2021 Equity Incentive Plan	3,597,959	—
Reserved for At-the-Market offering	2,753,177	5,383
Reserved for employee stock purchase plan	394,863	148,787
Total shares of common stock reserved	6,782,891	191,062

On April 3, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on April 8, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell, from time to time, up to an aggregate of $500 million of shares of common stock, preferred stock, debt securities, warrants and/or units consisting of some or all of those securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and, if permitted, any related free writing prospectus.

On April 3, 2026, the Company filed a registration statement on Form S-8 with the SEC to register (i) 1,230,382 additional shares of common stock, par value $0.00001 per share, available for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 EIP”), pursuant to the evergreen provisions of the 2021 EIP, and (ii) 246,076 additional shares of common stock, par value $0.00001 per share, under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”), pursuant to the evergreen provisions of the 2021 ESPP.

On May 15, 2026, the Company entered into the Sales Agreement with Needham, Cantor and Craig-Hallum, as agents, pursuant to which the Company may offer and sell, from time to time through the agents, shares of the Company’s common stock having an aggregate offering price up to $100 million, pursuant to the Shelf Registration Statement. Sales of shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company reserved 5,000,000 shares of common stock for issuance under the Sales Agreement.

At the Company's 2026 Annual Meeting of Stockholders, stockholders approved an amendment to the 2021 EIP to increase the aggregate number of shares authorized for issuance under the plan by 2,860,000 shares, to increase the aggregate number of shares of common stock issuable as incentive stock options from 244,377 to 10,000,000 shares, and to require stockholder approval in connection with a repricing of options or stock appreciation rights. The Company filed a registration statement on Form S-8 with the SEC on June 11, 2026, to register (i) the additional 2,860,000 shares of common stock, par value $0.00001 per share (“Shares”), available for issuance under the 2021 EIP and (ii) 1,430,000 Shares to allow for the recycling of Shares back into the 2021 EIP in connection with Share withholding or expirations, cancellations, forfeitures or similar events with respect to 2021 EIP awards.

The shares available for future grant under the 2021 EIP are net of any un-exercised stock options (vested and unvested) and unvested restricted stock units (“RSUs”) outstanding that may convert to common stock in the future upon exercise or vesting as of June 30, 2026 and December 31, 2025.

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

Warrants to purchase an equal number of shares of common stock of 36,892 were exercisable as of June 30, 2026 and December 31, 2025, respectively. The Private Placement Warrants, the Public Warrants, the 2022 Private Warrant, the 2023 Placement Agent Warrants, BEPO Warrants, and BEPO Agent Warrants to purchase shares of common stock are liability classified and recorded at fair value on the issue date with periodic remeasurement. Warrants for shares of common stock consisted of the following:

	June 30, 2026
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
			36,892

Warrant Liabilities – Fair Value

The liabilities associated with the Private Placement Warrants, Public Warrants, 2022 Private Warrants, 2023 Placement Agent Warrants, BEPO Warrants, and BEPO Agent Warrants were subject to remeasurement at each balance sheet date using the Level 3 fair value inputs and the Public Warrants were subject to remeasurement at each balance sheet date using Level 1 fair value inputs for the three and six months ended June 30, 2026 and 2025, see Note 4, Fair Value Measurements, in this Quarterly Report for liability classified warrants recorded at fair value.

Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $6,037.50 per share. Subject to certain exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The 2022 Private Warrant is exercisable to purchase one share of common stock at a price of $1,344.00 per share and allows cashless exercise in whole or part. The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on December 7, 2021. The RDO Warrants are exercisable to purchase one share of common stock at a price of $299.25 per warrant share. The Placement Agent Warrants are exercisable to purchase one share of common stock at a price of $326.29 per warrant share. The RDO Warrants and 2023 Placement Agent Warrants are exercisable until December 29, 2028 and allow cashless exercise in whole or part.

Common Stock Warrant Liabilities - Fair Value Assumption

The fair value of the private placement common stock warrant liability was less than $0.1 million as of June 30, 2026 and December 31, 2025.

The fair value assumptions were as follows:

	As of June 30, 2026
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$17.55	164.9%	4.1%	—%	8.07
Placement Agent Warrants(i)	17.55	201.7%	3.9%	—%	2.50
BEPO Warrants, BEPO Agent Warrant(i)	17.55	197.4%	3.8%	—%	2.79

	As of December 31. 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$13.74	162.8%	3.8%	—%	8.57
Placement Agent Warrants(i)	13.74	180.9%	3.7%	—%	3.00
BEPO Warrants, BEPO Agent Warrant(i)	13.74	175.3%	3.6%	—%	3.28

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

See Note 4, Fair Value Measurements, in this Quarterly Report for the liability for contingent earnout liabilities carried at fair value for the six months ended June 30, 2026 and 2025.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below.

	As of June 30, 2026
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$17.55	181.3%	3.9%	—%	0.25

	As of December 31. 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$13.74	193.6%	3.5%	—%	0.75

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

Note 11. Stock-Based Compensation

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$166.70
Outstanding as of June 30, 2025	4	$1,022.11	4.8
Options vested and expected to vest as of June 30, 2025	4	$1,022.11
Vested and exercisable as of June 30, 2025	4	$1,022.11

Outstanding as of December 31, 2025	4	$1,028.92	4.4
Granted	964	$18.40
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of June 30, 2026	968	$22.78	10.0
Options vested and expected to vest as of June 30, 2026	968	$22.78
Vested and exercisable as of June 30, 2026	968	$22.78

As of June 30, 2026 and December 31, 2025, there is no aggregate intrinsic value of options outstanding.

As of June 30, 2026, total unrecognized compensation cost related to unvested stock options was $16.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

During the six months ended June 30, 2026, the Compensation Committee of the Board of Directors of the Company granted approximately 964 thousand stock options under the 2021 Equity Incentive Plan, including market-based awards granted to the Company's Chief Executive Officer. The grant-date fair value of the market-based awards was determined using a Monte Carlo simulation model. The weighted-average grant-date fair value and significant assumptions used in the valuation were as follows:

As of June 29, 2026

Weighted-average grant date fair value	$16.80
Grant date stock price	$18.40
Exercise price	$18.40
Expected volatility	165.0%
Expected term	5.0
Risk-free interest rate	4.1%
Expected dividend yield	0.0%

The Monte Carlo simulation model incorporates the market-based vesting conditions and estimates the probability of achieving the applicable market capitalization milestones when determining the grant-date fair value.

Restricted Stock Units

The fair value of RSUs under the Company’s 2021 EIP is estimated using the value of the Company’s common stock on the date of grant.

The following table summarizes outstanding and expected to vest RSUs as of June 30, 2026 and 2025 and their activity during the six months ended June 30, 2026 and 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2024	13	$714.30	$132
Granted	1,070	11.05	—
Released	(104)	28.08	—
Cancelled	(90)	30.91	—
Balance as of June 30, 2025	889	$16.51	$6,400
Expected to vest as of June 30, 2025	889	$16.51	$6,400

Balance as of December 31, 2025	1,030	$22.42	$14,158
Granted	570	17.59	—
Released	(174)	25.35	—
Cancelled	(159)	39.59	—
Balance as of June 30, 2026	1,267	$17.96	$22,232
Expected to vest as of June 30, 2026	1,267	$17.96	$22,232

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding. As of June 30, 2026, there was $21.4 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Restricted stock units	$2,428	$1,834	$4,316	$5,425
Stock options	67	1	67	6
	$2,495	$1,835	$4,383	$5,431

The following sets forth the total stock-based compensation expense included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of 3D Printer and parts	$86	$474	$558	$613
Cost of Support services	19	125	189	194
Stock-based compensation recorded in cost of revenue	105	599	747	807
Research and development	917	356	1,457	783
Selling and marketing	460	217	831	330
General and administrative	1,013	663	1,348	3,511
Stock-based compensation recorded in operating expense	2,390	1,236	3,636	4,624
Total stock-based compensation expense	$2,495	$1,835	$4,383	$5,431

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025, may differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable a loss has been incurred as of the date of the unaudited condensed consolidated interim financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. As of June 30, 2026, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial positions, results of operations, cash flows or future earnings.

The Company’s purchase obligations per terms and conditions with suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $31.5 million for parts and assemblies are due upon receipt and are expected to be delivered throughout the remainder of 2026. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other commitments and contingencies, except for the operating leases. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025. The Company has paid all matching contributions as of June 30, 2026.

Note 15. Momentus Master Service Agreement

In April 2025, the Company entered into a five-year Master Service Agreement (“MSA”) with Momentus, Inc. (“Momentus”) to provide consulting and production services. Under the MSA, the Company received 26,748 shares of Momentus common stock and 673,408 shares of non-voting Momentus preferred stock as consideration for future services. The Company has determined that the arrangement does not currently meet the criteria for revenue recognition under ASC 606, as specific deliverables and payment terms remain subject to the execution of individual Statements of Work. No revenue was recognized under the MSA for the three and six months ended June 30, 2026.

The Company accounts for a refund provision within the MSA as an embedded derivative. Management determined that the fair value of this derivative remained de minimis as of June 30, 2026, and no separate recognition was required in the unaudited condensed consolidated interim financial statements.

Share Conversion and Balances

On December 3, 2025, the Board of Directors of Momentus Inc. approved a reverse stock split of the Momentus’s issued and outstanding shares of Class A Common Stock, $0.00001 par value per share (the “Common Stock”), at a ratio of 1-for-17.85 (the “Reverse Stock Split”). The Reverse Stock Split was effective December 17, 2025 (the “Effective Date”), with the Common Stock trading on the Nasdaq Stock Market LLC on a reverse-split adjusted basis under Momentus's existing trading symbol, “MNTS,” at the market open on December 18, 2025.

On February 9, 2026, Velo3D executed its option to convert its remaining Momentus Series A Convertible Preferred Stock into Momentus shares of Common Stock. As of June 30, 2026, the Company held no remaining shares of Momentus Common Stock and the Momentus liabilities are recorded under accrued expenses and other current liabilities as Customer liabilities - prepaid reserve of $3.0 million. See Note 6, Balance Sheet Components—Accrued Expenses and Other Current liabilities.

Note 16. At-the-Market Offering

On May 15, 2026, the Company entered into the Sales Agreement with Needham, Cantor and Craig-Hallum, as co-agents, pursuant to which the Company may offer and sell, from time to time to or through the agents shares of its common stock. As of June 30, 2026, the Company had sold 2.2 million shares pursuant to the Sales Agreement for gross proceeds of $59.4 million. After deducting issuance costs of $2.0 million, the Company received net proceeds of $57.4 million.

The offer and sale of the shares of common stock will be made pursuant to the Shelf Registration Statement and a related prospectus supplement and accompanying base prospectus. Pursuant to the Sales Agreement, the Company may offer and sell up to $100 million of shares of common stock (the “Offering”). Sales of shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

The Company will pay Needham, Cantor and Craig-Hallum commissions for their services in acting as agents in the sale of the shares pursuant to the Sales Agreement. Needham, Cantor and Craig-Hallum will be entitled to compensation at a fixed commission rate equal to 3.0% of the aggregate gross proceeds from the Offering. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the agents, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The Company also will reimburse Needham, Cantor and Craig-Hallum for certain expenses incurred in connection with the Sales Agreement.

Note 17. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, and no events requiring adjustment or disclosure were identified, other than items disclosed above in Note 8, Leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-looking Statements” herein. During the fiscal year ended December 31, 2025, we identified immaterial errors in our previously issued financial statements. We have corrected the amounts as presented in this Item 2 accordingly. Refer to Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated interim financial statements included in Part I of this Quarterly Report for additional information regarding the prior-period corrections.

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

On February 10, 2025, the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $10,000,000 (the "February Note") to Thieneman Construction, Inc., an Indiana corporation, to be funded in two tranches of $5,000,000. The February Note bore interest at a rate of 30.0% per annum, was payable in full on the date that is six months from the date such tranche was funded (the first tranche and second tranche were received by the Company on February 10, 2025 and March 20, 2025, respectively), in the amount of $5,750,000 and given it was not paid on or prior to such date, would continue to accrue interest at the same rate until paid. The outstanding principal amount of the February Note was convertible into shares of the Company's common stock upon the occurrence of the Company’s successful listing of shares of its common stock on a national securities exchange or the occurrence and during the continuation of an event of default, into common stock at a fixed conversion price of $15.00 per share.

On February 24, 2025, the Company entered into February Warrant Exchange Agreements with each of: (i) Highbridge Tactical Credit Master Fund, L.P. (“HM”); (ii) Highbridge Tactical Credit Institutional Fund, Ltd. (collectively with HM, the “Highbridge Holders”); (iii) Anson Investments Master Fund LP (“AMF”); (iv) Anson East Master Fund LP (collectively with AMF, the “Anson Holders”); (v) High Trail Investments ON LLC (“HTI”), and (vi) HB SPV I Master LLC (together with HTI, the “High Trail Holders”), pursuant to which: (a) the Highbridge Holders and the Anson Holders agreed to exchange an aggregate of 60,150 registered warrants issued in April 2024 and an aggregate of 99,048 registered warrants issued in August 2024, and (b) the High Trail Holders agreed to exchange an aggregate of 151,808 unregistered warrants issued in April 2024 and July 2024, and an aggregate of 19,048 registered warrants issued in December 2023, for an aggregate of 990,159 shares (the “Acquired Shares”) of the Company’s common stock, respectively, equating in each case to an exchange ratio of three Acquired Shares for each warrant.

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

April 2026 Offering

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering (the “Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses of $3.4 million. The Company currently intends to use the net proceeds of the Offering for working capital and general corporate purposes.

At the Market Offering

On May 15, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") (each, a “Sales Agent,” and collectively, the “Sales Agents”), acting as sales agents and/or principals. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time to or through any Sales Agent shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “Offering”). Sales of Shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. See Note 16, At-the-Market Offering for further information.

Notwithstanding the recent debt and equity transactions, as described under “—Liquidity and Capital Resources” and in Note 1 Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources in the notes to these unaudited condensed consolidated interim financial statements, management concluded that substantial doubt continues to exist about the Company's ability to continue as a going concern. Although the Company significantly improved its liquidity position during the six months ended June 30, 2026 through equity financings, debt conversions and debt repayments, management expects that additional financing will be required to fund operations and satisfy obligations during the assessment period due to continued operating losses, negative operating cash flows and ongoing working capital requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing or otherwise improve its liquidity, it may be required to significantly reduce or discontinue operations, sell assets, pursue strategic alternatives, restructure its obligations or seek protection under applicable bankruptcy laws.

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

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue ($ in millions)	$21	$14	$34	$23
Bookings ($ in millions)	$29	$12	$37	$20
Backlog ($ in millions)	$31	$16	$31	$16

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended June 30, 2026 and 2025, sales to the top three customers accounted for 45.9% and 65.2%, respectively, of our revenue. Of the top three customers for the three months ended June 30, 2026, all three customers were different from the top three customers for the comparable period in 2025. For the six months ended June 30, 2026 and 2025, sales of the top three customers accounted for 33.9% and 54.6%, respectively, of our revenue. Of the top three customers for the six months ended June 30, 2026, all three customers were different from the top three customers for the comparable period in 2025.

While our objective is to diversify our customer base, we continue to be susceptible to risks associated with customer concentration. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We expect to rely on a limited number of customers for a significant portion of our near-term revenue” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Also see Note 5, Revenue—Customer Concentration, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in the Middle East, including Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders and supply chain constraints. In 2025, we implemented a number of supply chain and manufacturing improvements in response and intend to continue to focus on driving further operational improvements during 2026 to reduce operating costs.

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

Income Taxes

There was minimal federal and state income tax expense (benefit) recorded during the periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2026 and 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$18,968	$12,082	$6,886	57.0%
Recurring payment	—	70	(70)	(100.0)%
Support services	1,494	1,359	135	9.9%
Other	202	61	141	231.1%
Total Revenue	20,664	13,572	7,092	52.3%
Cost of revenue
3D Printer and parts	15,755	13,994	1,761	12.6%
Support services	467	1,166	(699)	(59.9)%
Total cost of revenue	16,222	15,160	1,062	7.0%
Gross profit (loss)	4,442	(1,588)	6,030	NM
Operating expenses
Research and development	4,329	2,588	1,741	67.3%
Selling and marketing	2,850	1,468	1,382	94.1%
General and administrative	8,324	5,952	2,372	39.9%
Total operating expenses	15,503	10,008	5,495	54.9%
Loss from operations	(11,061)	(11,596)	535	(4.6)%
Interest expense	(175)	(1,572)	1,397	(88.9)%
Loss on fair value of warrants	(41)	—	(41)	(100.0)%
Other expense, net	(242)	(6)	(236)	3933.3%
Loss before income taxes	(11,519)	(13,174)	1,655	(12.6)%
Provision for (benefit from) income taxes	(9)	89	(98)	(110.1)%
Net loss	$(11,510)	$(13,263)	$1,753	(13.2)%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended June 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$18,968	91.8%	$12,082	89.0%	$6,886	57.0%
Recurring payment	—	—	70	0.5%	(70)	(100.0)%
Support services	1,494	7.2%	1,359	10.0%	135	9.9%
Other	202	1.0%	61	0.4%	141	231.1%
Total Revenue	$20,664	100.0%	$13,572	100.0%	$7,092	52.3%

Total revenue for the three months ended June 30, 2026 and 2025 was $20.7 million and $13.6 million, respectively, an increase of $7.1 million, or 52.3%.

3D Printer and parts sales were $19.0 million and $12.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $6.9 million. The increase in revenue was primarily attributed to an increase in the average selling price, product mix, and an increase in RPS revenues related to an increase in production volume for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Recurring Payment revenue, structured as an operating lease, was $0.0 million for the three months ended June 30, 2026 and less than $0.1 million for the three months ended June 30, 2025.

Our Support Services revenue was $1.5 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of less than $0.1 million. Support Services revenue is primarily due to services provided to customers based on the installed base requiring preventive maintenance and other support services.

Other revenue was $0.2 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.1 million.

As part of our Strategic Realignment started in 2025, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to decrease as we continue to shift our focus to 3D Printer system sales and RPS for printed parts. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of June 30, 2026 our backlog for firm orders was $31 million for 3D Printer and printed parts. Our focus for revenue has shifted to ensuring customer success, improving system reliability to strengthen our existing customer network, developing new customer networks to increase demand and expanding our RPS for printed parts.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended June 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers and parts	$15,755	97.1%	$13,994	92.3%	$1,761	12.6%
Cost of Support Services	467	2.9%	1,166	7.7%	(699)	(59.9)%
Total Cost of Revenue	$16,222	100.0%	$15,160	100.0%	$1,062	7.0%

Total cost of revenue for the three months ended June 30, 2026 and 2025 was $16.2 million and $15.2 million, respectively, an increase of $1.1 million, or 7.0%. While overall cost of revenue increased consistently with the increase in sales, during the second quarter of 2026, the cost of revenue also reflected the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities, which offset this increase from sales.

Cost of 3D Printer and parts was $15.8 million and $14.0 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $1.8 million primarily reflected differences in product mix and an increase in RPS volume for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. We expect manufacturing costs to improve as a percentage of revenue as a result of overhead and fixed cost reduction initiatives implemented in late 2025 and increased production volumes leading to economies of scale.

Cost of Support Services was $0.5 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. Cost of Support Services decreased by $0.7 million, primarily reflected lower direct customer support costs and changes in employee responsibilities supporting existing customers.

Cost of revenue as a percentage of revenue was 78.5% and 111.7% for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributable to a more favorable product mix and the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities.

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

We continue to focus on reducing material costs through improved purchasing and inventory planning, accelerating production cycle times and improving efficiencies on the production floor. These operational initiatives are expected to continue reducing manufacturing costs and improve gross margins over time.

Gross Profit and Gross Margin

Total gross profit (loss) was $4.4 million and ($1.6) million for the three months ended June 30, 2026 and 2025, respectively. As a percentage of revenue, the gross margin was 21.5% and (11.7)% for the three months ended June 30, 2026 and 2025, respectively. The improvement primarily reflected the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities, as well as higher average selling prices, a more favorable product mix, increased RPS revenue, and manufacturing efficiencies.

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

We expect to accelerate production cycle times and further improve efficiencies on the production floor, which we expect will continue to improve gross profit and gross margin during the second half of 2026. Ongoing trends in component costs, tariffs and supplier pricing may continue to negatively impact gross profit until our financial condition improves.

Research and Development Expenses

Research and development expenses were $4.3 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.7 million. The increase in research and development expenses was driven by a $0.6 million increase in headcount, salaries and employee-related expenses, an increase of $0.6 million in stock-based compensation, and an increase of $0.5 million in other costs, primarily reflecting higher facility-related costs and overhead allocations. Research and development projects in 2026 are focused primarily on projects aligned with increasing the reliability experience for customers.

We expect research and development costs to increase for the remainder of 2026 and beyond due to a refreshed technology roadmap to meet our customers' demand in RPS and to bring and scale parts production with improvements in utilization efficiency and to enhance and advance our portfolio of AM solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $2.9 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.4 million. The increase was attributable to $0.7 million increase in facility and overhead costs, an increase of $0.3 million in headcount, salaries and employee-related expenses, a $0.3 million increase in stock-based compensation, and a $0.1 million increase in marketing costs and initiatives spending.

We expect selling and marketing expenses to continue to increase for the remainder of 2026 and beyond as we re-ignite sales and marketing efforts by participating in certain markets, such as defense and aerospace, that show interest in additive manufacturing solutions. We expect an increase in selling and marketing expenses for trade show, marketing initiatives and branding expenses.

General and Administrative Expenses

General and administrative expenses were $8.3 million and $6.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $2.4 million. The increase was attributable to an increase of $1.2 million in legal and professional services, an increase of $1.0 million in facility and overhead costs and a $0.3 million increase in stock-based compensation, offset by a decrease of $0.1 million in headcount, salaries and employee-related expenses.

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

Interest Expense

Interest expense was $0.2 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was due to the reduction of the outstanding balances in the Senior Secured Notes and Convertible Secured Notes.

We expect our interest expense will continue to decrease as a result of our lower outstanding debt balances.

Loss on Fair Value of Warrants

The loss on fair value of warrants was less than $0.1 million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively. The change was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Other Expense, Net

Other expense, net was $0.2 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.2 million. The increase was primarily driven by a non-recurring other business expense, slightly offset by higher interest income for the second quarter of 2026.

Income Taxes

Less than $0.1 million of a provision for (benefit from) federal and state income taxes was recorded for both the three months ended June 30, 2026 and 2025 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2026 and 2025:

The following table summarizes our historical results of operations for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$30,989	$19,605	$11,384	58.1%
Recurring payment	—	70	(70)	(100.0)%
Support services	2,763	3,149	(386)	(12.3)%
Other	728	68	660	970.6%
Total Revenue	34,480	22,892	11,588	50.6%
Cost of revenue
3D Printer and parts	25,980	21,534	4,446	20.6%
Recurring payment	—	12	(12)	(100.0)%
Support services	1,677	2,237	(560)	(25.0)%
Total cost of revenue	27,657	23,783	3,874	16.3%
Gross profit (loss)	6,823	(891)	7,714	NM
Operating expenses
Research and development	7,025	4,647	2,378	51.2%
Selling and marketing	4,571	2,554	2,017	79.0%
General and administrative	13,236	15,028	(1,792)	(11.9)%
Total operating expenses	24,832	22,229	2,603	11.7%
Loss from operations	(18,009)	(23,120)	5,111	(22.1)%
Interest expense	(908)	(2,642)	1,734	(65.6)%
Loss on fair value of warrants	(41)	(1,044)	1,003	(96.1)%
Loss on warrant cancellation	—	(11,357)	11,357	(100.0)%
Other income (expense), net	467	(17)	484	(2847.1)%
Loss before income taxes	(18,491)	(38,180)	19,689	(51.6)%
Provision for (benefit from) income taxes	17	97	(80)	(82.5)%
Net loss	$(18,508)	$(38,277)	$19,769	(51.6)%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Six Months Ended June 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$30,989	89.9%	$19,605	85.6%	$11,384	58.1%
Recurring payment	—	—	70	0.3%	(70)	100.0%
Support services	2,763	8.0%	3,149	13.8%	(386)	(12.3)%
Other Revenue	728	2.1%	68	0.3%	660	970.6%
Total Revenue	$34,480	100.0%	$22,892	100.0%	$11,588	50.6%

Total revenue for the six months ended June 30, 2026 and 2025 was $34.5 million and $22.9 million, respectively, an increase of $11.6 million, or 50.6%.

3D Printer and parts sales were $31.0 million and $19.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $11.4 million. The increase in revenue was primarily attributed to an increase in the average selling price, product mix, and an increase in RPS revenues related to an increase in production volume for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Recurring Payment revenue, structured as an operating lease, was $0.0 million for the six months ended June 30, 2026 and less than $0.1 million for the six months ended June 30, 2025.

Our Support Services revenue was $2.8 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $0.4 million. Support Services revenue is primarily due to services provided to customers based on the installed base requiring preventive maintenance and other support services.

Other revenue was $0.7 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $0.7 million.The increase was primarily attributable to higher software revenue during the six months ended June 30, 2026.

As part of our Strategic Realignment started in 2025, we have implemented new go-to-market and service strategies to rebuild our bookings and backlog pipeline. As we rebuild our bookings and backlog, we expect the demand for the Sapphire, Sapphire 1MZ, Sapphire XC and Sapphire XC 1MZ to increase our revenue in the future. We expect Recurring Payment revenue to decrease as we continue to shift our focus to 3D Printer system sales and RPS for printed parts. We expect our Support Service revenue to increase as the number of systems we have in the field increases. As of June 30, 2026, our backlog for firm orders was $31 million for 3D Printer and printed parts. Our focus for revenue has shifted to ensuring customer success, improving system reliability to strengthen our existing customer network, developing new customer networks to increase demand and expanding our RPS for printed parts.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Six Months Ended June 30,
	2026		2025		Change	%
Cost of Revenue
Cost of 3D Printers and parts	$25,980	93.9%	$21,534	90.5%	$4,446	20.6%
Cost of Recurring Payment	—	—	12	0.1%	(12)	(100.0)%
Cost of Support Services	1,677	6.1%	2,237	9.4%	(560)	(25.0)%
Total Cost of Revenue	$27,657	100.0%	$23,783	100.0%	$3,874	16.3%

Total cost of revenue for the six months ended June 30, 2026 and 2025 was $27.7 million and $23.8 million, respectively, an increase of $3.9 million, or 16.3%. While overall cost of revenue increased consistently with the increase in sales, during the second quarter of 2026, the cost of revenue also reflected the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities, which offset this increase from sales.

Cost of 3D Printer and parts was $26.0 million and $21.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $4.4 million primarily reflected differences in product mix and higher RPS volume during the current period. We expect manufacturing costs to improve as a percentage of revenue as a result of overhead and fixed cost reduction initiatives implemented in late 2025 and increased production volumes leading to economies of scale.

Cost of Recurring Payment was $0.0 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Cost of Support Services was $1.7 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. Cost of Support Services decreased by $0.6 million, primarily due to lower direct customer support costs and changes in employee responsibilities supporting existing customers.

Cost of revenue as a percentage of revenue was 80.2% and 103.9% for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributable to a more favorable product mix and the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities.

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

We continue to focus on reducing material costs through improved purchasing and inventory planning, accelerating production cycle times and improving production efficiencies to lower cost of revenue. These operational initiatives are expected to continue improving manufacturing efficiency and gross margins over time.

Gross Profit (Loss) and Gross Margin

Total gross profit (loss) was $6.8 million and ($0.9) million for the six months ended June 30, 2026 and 2025, respectively. As a percentage of revenue, the gross margin was 19.8% and (3.9)% for the six months ended June 30, 2026 and 2025, respectively. The improvement primarily reflected the impact of a prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses to align with current operational activities, as well as higher average selling prices, a more favorable product mix, increased RPS revenue, and manufacturing efficiencies.

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

We expect to accelerate production cycle times and further improve efficiencies on the production floor, which we expect will continue to improve gross profit and gross margin during the second half of 2026. Ongoing trends in component costs, tariffs and supplier pricing may continue to negatively impact gross profit and gross margin until our financial condition improves.

Research and Development Expenses

Research and development expenses were $7.0 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $2.4 million. The increase in research and development expenses was driven by a $1.4 million increase in headcount, salaries and employee-related expenses, an increase of $0.7 million in stock-based compensation, and an increase of $0.3 million in facility and overhead costs. Research and development projects in 2026 are focused primarily on projects aligned with increasing the reliability experience for customers.

We expect research and development expenses to increase during the remainder of 2026 and beyond as we execute our refreshed technology roadmap, expand our RPS capabilities, improve system utilization efficiency and continue to enhance our portfolio of additive manufacturing solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $4.6 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $2.0 million. The increase was attributable to an increase of $0.8 million in headcount, salaries and employee-related expenses, a $0.5 million increase in stock-based compensation, an increase of $0.4 million in facility and overhead costs, and a $0.3 million increase in marketing initiatives and trade show spending.

We expect selling and marketing expenses to increase during the remainder of 2026 and beyond as we expand our commercial activities, including increased participation in the defense and aerospace markets, and continue investing in trade shows, marketing initiatives and brand awareness.

General and Administrative Expenses

General and administrative expenses were $13.2 million and $15.0 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1.8 million. The decrease was attributable to a $2.2 million decrease in stock-based compensation, and a decrease of $0.4 million in headcount, salaries and employee-related expenses; offset by an increase of $0.6 million in legal and professional services and $0.2 million in facilities and overhead costs.

We expect general and administrative expenses to increase as we support the continued growth of the business, including projects related to the expansion of our RPS manufacturing operations. At the same time, we remain focused on managing operating costs through reduced reliance on outside consultants, ongoing facility cost management and vendor negotiations designed to improve enterprise-wide efficiencies.

Interest Expense

Interest expense was $0.9 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to the reduction of the outstanding balances in the Senior Secured Notes and Convertible Secured Notes.

We expect our interest expense will continue to decrease as a result of our lower outstanding debt balances.

Loss on Fair Value of Warrants

The loss on fair value of warrants was less than $0.1 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. The change was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million for the six months ended June 30, 2025 and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Other Income (Expense), Net

Other income (expense), net was income of $0.5 million and expense of less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $0.5 million. The increase was primarily driven by higher interest income for the first half of 2026.

Income Taxes

Less than $0.1 million of a provision for federal and state income taxes was recorded for both the six months ended June 30, 2026 and 2025 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $91.1 million in cash and cash equivalents on hand and $8.4 million in accounts receivable, net. Our business requires significant cash to fund operating activities, including employee compensation, purchases of components and subassemblies, manufacturing operations, working capital requirements and general corporate expenses.

Our purchase commitments with suppliers are generally cancellable prior to shipment. As of June 30, 2026, we had approximately $31.5 of non-cancellable purchase commitments for components and assemblies, which are expected to be delivered primarily during the remainder of 2026. These purchase commitments support anticipated production requirements and are expected to be funded through operating cash flows and available liquidity. See Note 8, Leases, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information regarding our lease commitments.

During the six months ended June 30, 2026, we strengthened our liquidity position through the completion of a firm commitment underwritten registered direct offering, sales under our At-the-Market ("ATM") equity program, the conversion of our previously outstanding secured convertible notes into equity by the holders thereof and the repayment of certain debt obligations. Despite these improvements, we continue to incur operating losses and negative operating cash flows, and our business requires significant ongoing working capital to support manufacturing operations and customer deliveries.

Management evaluated the Company's liquidity in accordance with ASC 205-40 and considered current cash balances, historical and projected operating cash flows, recurring working capital requirements, scheduled debt obligations and available financing alternatives. Although our liquidity position improved significantly during the six months ended June 30, 2026, management concluded that substantial doubt continues to exist about our ability to continue as a going concern because we expect to require additional financing to fund operations during the twelve-month period following the issuance of the financial statements included in this Quarterly Report. See Note 1, Description of Business and Basis of Presentation—Going Concern, Financial Condition and Liquidity and Capital Resources, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information.

We intend to continue pursuing additional sources of capital, including equity and debt financings and other strategic financing alternatives. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to obtain additional financing or otherwise improve our liquidity, we may be required to significantly reduce operating expenditures, delay strategic initiatives, sell assets, restructure obligations or pursue other strategic alternatives.

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering (the “Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses of $3.4 million.

On May 15, 2026, Velo3D, Inc. (the “Company”) entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") (each, a “Sales Agent,” and collectively, the “Sales Agents”), acting as sales agents and/or principals. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time to or through any Sales Agent shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “Offering”). Sales of Shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. See Note 16, At-the-Market Offering for further information.

Our ability to satisfy future liquidity requirements will depend on a number of factors, including our ability to increase revenue, improve gross margins, manage working capital efficiently, control operating expenses, execute our strategic initiatives and access additional sources of capital. Actual results may differ from our current expectations due to market conditions, customer demand, macroeconomic conditions and other factors beyond our control.

Debt Facilities

As of June 30, 2026, our outstanding debt consisted solely of the 2025 Equipment Loan, with an aggregate principal of approximately $8.2 million.

We do not hedge our exposure to changes in interest rates. A 10% change in interest rates may have a material impact on annualized interest expense.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(39,533)	$(13,565)	$(25,968)
Net cash used in investing activities	$(4,458)	$(1,799)	$(2,659)
Net cash provided by financing activities	$99,469	$15,000	$84,469

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $39.5 million, consisting primarily of a net loss of $18.5 million, non-cash loss of $6.0 million described below, and a decrease in net operating assets of $27.0 million. The cash used from net operating assets was comprised of a decrease from prepaid expenses and other current assets of $11.2 million, a decrease from contract assets of $10.1 million, a decrease from accounts payable of $8.2 million, a decrease from accrued expenses and other current liabilities of $4.3 million, a decrease from account receivable of $2.1 million, and a decrease from other assets of $0.1 million, offset by an increase from inventories of $4.4 million, and increase from other noncurrent liabilities of $2.6 million, and an increase from contract liabilities of $2.0 million. The non-cash loss of $6.0 million primarily consisted of stock-based compensation expense of $4.3 million, and depreciation and amortization of $1.5 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $13.6 million, consisting primarily of a net loss of $38.3 million, non-cash loss of $22.6 million described below, and an increase in net operating assets of less than $2.1 million. The cash used from net operating assets was comprised of a decrease from accounts receivable of $1.7 million, a decrease from contract liabilities of $3.6 million, a decrease from accounts payable of $0.9 million, a decrease from contract assets of $0.9 million, a decrease from other noncurrent liabilities of $0.6 million, and a decrease from prepaid expense and other noncurrent assets of $0.3 million, and offset by an increase from inventories of $5.7 million, an increase from other assets of $2.0 million, and an increase from accrued expenses and other liabilities of $2.5 million. The non-cash loss of $22.6 million primarily consisted of the loss on cancellation of warrants of $11.4 million, stock-based compensation expense of $5.4 million, the loss on the disposal of fixed assets of $2.8 million, depreciation and amortization of $1.8 million, and the loss on fair value of warrants of $1.0 million.

We expect our cash used in operating activities to decrease, driven by our efforts to stabilize our working capital requirements through our expense reduction efforts and overall enterprise efficiency improvement programs.

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2026 was $4.5 million, consisting of purchases of property and equipment.

Net cash used by investing activities during the six months ended June 30, 2025 was $1.8 million, consisting of purchases of property and equipment.

We expect our capital expenditures to increase in 2026 compared to 2025 as we invest in printer capacity and related facilities for the RPS expansion project. Management's expectations for capital expenditures is in the range of $40 million to $50 million. This capital expenditure plan is subject to obtaining sufficient additional financing and may be adjusted based on our liquidity position and market conditions.

Financing Activities

Net cash used by financing activities during the six months ended June 30, 2026 was $99.5 million, consisting of $57.4 million net proceeds from the ATM Offering, $46.6 million net proceeds from the April 2026 Offering, $3.0 million principal repayment of the Secured Notes, and $1.5 million principal repayment of the equipment loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, other than described below.

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $31.5 million for parts and assemblies are due upon receipt and will primarily be delivered in 2026. If inventory is shipped, we will accrue a liability under accrued expenses. See Note 13, Commitments and Contingencies, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion. We have no other commitment and contingencies, except for the operating leases, which represent total undiscounted future minimum lease payments of $45.0 million as of June 30, 2026. See Note 8, Leases, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

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

We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (a) the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $250 million measured on the last business day of that year’s second fiscal quarter and (b) our annual revenue equals or exceeds $100 million during the most recently completed fiscal year and the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $700 million measured on the last business day of that year’s second fiscal quarter.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our unaudited condensed consolidated interim financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our unaudited condensed consolidated interim financial statements. We re-evaluate our estimates on an ongoing basis. For more information, see Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report, and Critical Accounting Policies and Significant Estimates in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026 there were no significant updates to the Company’s critical accounting policies and estimates, except as described in Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have begun to take measures to remediate the material weaknesses existing as of December 31, 2025. We have designed and remediated effective controls over the segregation of duties related to journal entries and account reconciliations, and over the accounting and disclosures for debt and equity instruments. We have begun the following: hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged a third-party to assist in designing and implementing controls, including controls related to segregation of duties and IT general controls; designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties; designing and implementing controls over the preparation and review of journal entries and account reconciliations; additionally, we have begun planning for measures to remediate the material weaknesses related to designing and implementing controls over accounting and disclosure for debt and equity instruments, the accounting for the issuance and extinguishment of convertible note arrangements, warrants and common stock; designing and implementing controls over the accounting for inventory and related accounts, the accuracy of inventory, purchases, manufacturing costs, and write-offs and the financial statement presentation of inventory and related accounts; designing and implementing controls over the accounting for contract assets and liabilities, the accuracy and the financial statement presentation and disclosure of contract assets and liabilities; designing and implementing controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have entered into a long-term lease for our new Livermore production campus and expect to invest significant capital to equip and operate it, and we may not realize the anticipated benefits of this expansion on the expected timeline or at all.

In July 2026, subsequent to the end of the quarter covered by this report, we opened our new Livermore, California production campus ("Forge 1"), which we expect to serve as our primary production and manufacturing center. We have entered into a long-term lease for the facility, and we expect that bringing Forge 1 to full operation will require significant future capital expenditures and ongoing operating and lease commitments, and will depend on our ability to equip, commission, qualify and ramp the facility and to install and validate a substantial number of additive manufacturing systems over time. The facility will commence operations in phases and is not yet operating at scale.

We may encounter delays, cost overruns, supply chain or equipment constraints, permitting or infrastructure issues, difficulty hiring and retaining qualified personnel, or technical and qualification challenges, any of which could prevent us from achieving anticipated production capacity, output or cost efficiencies when expected or at all. Because a significant portion of the campus's costs, including our lease obligations, are fixed, if customer demand does not materialize as anticipated, or grows more slowly than expected, we may operate the facility below capacity and fail to achieve expected returns, which could adversely affect our business, financial condition and results of operations. Our public statements regarding anticipated capacity, system counts and timing are subject to these risks and may not be realized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1†#

Offer Letter, entered into on April 6, 2026, by and between Velo3D, Inc. and James Suva, effective March 5, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed on May 14, 2026).

10.2

Underwriting Agreement, dated as of April 27, 2026, by and between Velo3D, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 27, 2026).

10.3†

Sales Agreement, dated as of May 15, 2026, by and among Velo3D, Inc. and Needham & Company, LLC, Cantor Fitzgerald & Co. and Craig-Hallum Capital Group, LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2026).

10.4#	2021 Equity Incentive Plan, amended as of June 10, 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-296707) filed on June 11, 2026).
10.5#

Notice of Stock Option Grant and Stock Option Agreement between the Company and Arun Jeldi dated June 29, 2026 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2026).

10.6#	Change in Control Agreement between the Company and Arun Jeldi dated June 30, 2026 (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.7#	Change in Control Agreement between the Company and James Suva dated June 30, 2026 (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.8#	Change in Control Agreement between the Company and Michelle Sidwell dated June 30, 2026 (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Portions of this exhibit (indicated with markouts) have been redacted in accordance with Item 601(a)(6) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELO3D, INC.

Date: August 11, 2026	By:	/s/ James Suva
	Name:	James Suva
	Title:	Chief Financial Officer