Form 10-Q
period 2026-09-30
Velo3D, Inc.
filed 2026-11-10
CIK 1825079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026 the registrant had 32,260,870 shares of common stock, par value $0.00001 per share outstanding.

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

“Velo”, “Velo3D”, “Sapphire”, and “Intelligent Fusion” are registered trademarks of Velo3D, Inc.; and “Flow”, “Flow Developer,” “Without Compromise” and “Assure” are trademarks of Velo3D, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
our market opportunity;
•
our expectations regarding our customers’ growing demand for additive manufacturing solutions;
•
our growth strategy, including our plan to rapidly increase the number of customer relationships we have globally in the coming years and our ability to rapidly scale our business model to meet customer demand;
•
our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, raise additional financing, fund our operating expenses, maintain relationships with customers and retain our key employees;
•
technological advancements being pursued by our R&D team;
•
our ability to service and comply with the terms of our indebtedness;
•
our ability to raise additional financing on acceptable terms, or at all;
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
•
our expectations regarding the timing of system sales and revenue recognition, including the timing of customer acceptance, delivery, installation and ship-in-place arrangements.
•
our expectations concerning the cost to manufacture new systems, manufacturing efficiency and costs of revenue;
•
our expectations regarding research and development costs, as well as selling, general and administrative, interest and marketing expenses;
•
our expectations regarding managing operating costs to improve enterprise-wide efficiencies;
•
our expectations to expand our commercial activities, including increased participation in the defense and aerospace markets, and expand our Rapid Production Solutions (“RPS”) manufacturing operations;
•
our expectations regarding capital expenditures;
•
our expectations regarding the anticipated capacity, output, timing, cost and benefits of our Livermore production facility (“Forge 1”), including the capital expenditures required to equip, commission and ramp the facility and our ability to fund them;
•
our expectations regarding bookings and backlog, including the timing and extent to which our backlog converts into revenue, and the impact of customer concentration on our results;
•
our expectations regarding our exposure to government and defense contracts, including potential delays or reductions in government funding, government shutdowns, changes in defense procurement priorities and the timing of contract awards;
•
any financial guidance we may provide, including for the fiscal year ending December 31, 2026, and the risk that actual results may differ materially from, or that we may revise, such guidance;
•
the impact of tariffs, supplier pricing and credit terms on our cost of revenue and gross margin, and our expectations regarding improvements in gross profit and gross margin;
•
our expectations regarding interest expense, our income tax position, including any future release of our valuation allowance, and our future cash used in operating activities and cash provided by financing activities;
•
our ability to remediate any identified material weaknesses in our internal control over financial reporting; and
•
other risks detailed under the section entitled “Risk Factors” in Item 1A of our 2025 Form 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q, including this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the section entitled “Risk Factors” and in Item 1A of our 2025 Form 10-K and Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of other macroeconomic factors and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Velo3D, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$75,732	$39,013
Accounts receivable, net	8,658	6,263
Inventories, net	30,765	27,083
Contract assets	16,303	2,039
Prepaid expenses and other current assets	12,963	5,722
Total current assets	144,421	80,120
Property and equipment, net	23,216	13,094
Equipment subject to operating lease, net	494	1,629
Other assets	84,174	10,505
Total assets	$252,305	$105,348
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,440	$10,301
Accrued expenses and other current liabilities	7,702	7,915
Debt — current portion	3,261	6,305
Contract liabilities	10,788	9,281
Total current liabilities	28,191	33,802
Long-term debt — less current portion	4,135	24,710
Contingent earnout liabilities (Note 10)	—	1
Warrant liabilities (Note 10)	81	109
Other noncurrent liabilities	82,595	8,570
Total liabilities	115,002	67,192
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value — 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, 32,260,870 and 24,607,630 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	669,049	536,294
Accumulated deficit	(531,751)	(498,143)
Total stockholders’ equity	137,303	38,156
Total liabilities and stockholders’ equity	$252,305	$105,348

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
3D Printer and parts	$18,832	$11,993	$49,821	$31,598
Recurring payment	—	—	—	70
Support services	1,411	1,351	4,174	4,500
Other	207	296	935	364
Total Revenue	20,450	13,640	54,930	36,532
Cost of revenue
3D Printer and parts	13,950	11,855	37,802	33,389
Recurring payment	—	—	—	12
Support services	1,082	1,352	2,759	3,589
Total cost of revenue	15,032	13,207	40,561	36,990
Gross profit (loss)	5,418	433	14,369	(458)
Operating expenses
Research and development	5,387	2,722	12,948	7,369
Selling and marketing	3,178	1,797	7,749	4,351
General and administrative	14,141	5,907	27,377	20,934
Total operating expenses	22,706	10,426	48,074	32,654
Loss from operations	(17,288)	(9,993)	(33,705)	(33,112)
Interest expense	(160)	(1,198)	(1,068)	(3,840)
Gain (loss) on fair value of warrants	68	—	27	(1,044)
Gain on fair value of contingent earnout liabilities	1	—	1	—
Loss on warrant cancellation	—	—	—	(11,357)
Other income (expense), net	666	(11)	1,133	(29)
Loss before income taxes	(16,713)	(11,202)	(33,612)	(49,382)
Provision for (benefit from) income taxes	(21)	(14)	(4)	83
Net loss	$(16,692)	$(11,188)	$(33,608)	$(49,465)

Net loss per share:
Basic and Diluted	$(0.52)	$(0.65)	$(1.16)	$(3.33)
Shares used in computing net loss per share:
Basic and Diluted	32,199,624	17,124,361	28,915,965	14,868,372

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(33,608)	$(49,465)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,358	2,630
Amortization of debt discount and deferred financing costs	17	148
Stock-based compensation	10,311	7,335
(Gain) loss on fair value of warrants	(27)	1,044
Gain on fair value of contingent earnout liabilities	(1)	—
Loss on warrant cancellation	—	11,357
Reserve for excess and obsolete inventory	1,948	—
Provision for credit losses	57	37
Non-cash lease expense	156	105
Loss on sale/disposal of fixed assets	—	24
Changes in operating assets and liabilities
Accounts receivable	(2,452)	(2,986)
Inventories	(3,177)	11,333
Contract assets	(14,264)	(2,938)
Prepaid expenses and other current assets	(7,241)	507
Other assets	871	(5,890)
Accounts payable	(10,052)	(1,762)
Accrued expenses and other liabilities	(1,543)	11,876
Contract liabilities	1,507	(2,057)
Other noncurrent liabilities	2,947	(888)
Net cash used in operating activities	(52,193)	(19,590)
Cash flows from investing activities
Purchase of property and equipment	(6,375)	(2,112)
Net cash used in investing activities	(6,375)	(2,112)
Cash flows from financing activities
Proceeds from convertible secured notes	—	15,000
Gross proceeds from April 2026 Offering	50,000	—
Payment for issuance costs related to April 2026 Offering	(3,408)	—
Gross proceeds from ATM Offering	59,428	—
Payment for issuance costs related to ATM Offering	(2,070)	—
Gross proceeds from August 2025 Offering	—	20,125
Payment for issuance cost related to August 2025 Offering	—	(2,303)
Repayment of 2025 equipment loan	(2,282)	—
Repayment of secured notes	(3,039)	(499)
Net cash provided by financing activities	98,629	32,323
Effect of exchange rate changes on cash and cash equivalents	6	4
Net change in cash and cash equivalents and restricted cash	40,067	10,625
Cash and cash equivalents and restricted cash at beginning of period	39,636	1,840
Cash and cash equivalents and restricted cash at end of period	$79,703	$12,465

Supplemental disclosure of cash flow information
Cash paid for interest	$769	$850
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible secured notes into common stock	18,494	—
Unpaid liabilities related to property and equipment, net	4,410	94
Unpaid purchase of inventories, net	1,775	—
Equipment subject to operating lease, net returned to inventories, net	1,045	653
Transfer of property and equipment, net (to) from inventories, net	1,605	1,645
Transfer of other assets to inventories, net, upon return of leased asset	(1,237)	—
Derecognition of right-of-use asset upon purchase of leased asset	306	—
Operating lease right-of-use assets recorded in exchange for lease obligations	(72,892)	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows (unaudited):

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$75,732	$11,842
Restricted cash (Other assets)	3,971	623
Total cash and cash equivalents and restricted cash	$79,703	$12,465

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of June 30, 2025	14,067,416	$4	$486,426	$(465,057)	$21,373
Issuance of common stock upon vesting of RSUs	112,153	—	—	—	—
Stock-based compensation	—	—	1,905	—	1,905
Issuance of common stock in connection with August 2025 Offering, net	6,708,333	1	17,822	—	17,823
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	24,270	—	—	—	—
Net loss	—	—	—	(11,188)	(11,188)
Balance as of September 30, 2025	20,912,172	$5	$506,153	$(476,245)	$29,913

Balance as of June 30, 2026	32,149,118	$5	$663,185	$(515,059)	$148,131
Issuance of common stock upon vesting of RSUs	111,752	—	—	—	—
Stock-based compensation	—	—	5,928	—	5,928
Issuance of common stock in connection with April Offering, net	—	—	—	—	—
Issuance of common stock in connection with ATM offering, net	—	—	(64)	—	(64)
Net loss	—	—	—	(16,692)	(16,692)
Balance as of September 30, 2026	32,260,870	$5	$669,049	$(531,751)	$137,303

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2024	12,993,962	$4	$466,441	$(426,780)	$39,665
Issuance of common stock upon vesting of RSUs	195,448	—	—	—	—
Stock-based compensation	—	—	7,335	—	7,335
Issuance of common stock in connection with August 2025 Offering, net	6,708,333	1	17,822	—	17,823
Issuance of common stock in connection with warrant cancellation	990,159	—	14,555	—	14,555
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	24,270	—	—	—	—
Net loss	—	—	—	(49,465)	(49,465)
Balance as of September 30, 2025	20,912,172	$5	$506,153	$(476,245)	$29,913

Balance as of December 31, 2025	24,607,630	$5	$536,294	$(498,143)	$38,156
Issuance of common stock upon vesting of RSUs	294,642	—	—	—	—
Stock-based compensation	—	—	10,311	—	10,311
Issuance of common stock in connection with April Offering, net	3,571,428	—	46,592	—	46,592
Issuance of common stock in connection with debt conversion, net	1,540,347	—	18,494	—	18,494
Issuance of common stock in connection with ATM offering, net	2,246,823	—	57,358	—	57,358
Net loss	—	—	—	(33,608)	(33,608)
Balance as of September 30, 2026	32,260,870	$5	$669,049	$(531,751)	$137,303

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Velo3D, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Velo3D, Inc., a Delaware corporation (“Velo3D”), formerly known as JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), provides advanced metal additive manufacturing solutions. The Company designs and manufactures metal additive manufacturing systems (“3D Printers”), which it sells or leases to customers, and provides parts production services through its Rapid Production Solutions (“RPS”) business. The Company also provides recurring support services (“Support Services”), including maintenance, software, spares and consumables, and other services related to its installed base.

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

The shares and net loss per share attributable to common stockholders, basic and diluted, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio (the “Exchange Ratio”) established in the Merger (0.8149 shares of Velo3D common stock for 1 share of Legacy Velo3D common stock, par value $0.00001 (the “common stock”) before the 1-for-35 reverse stock split in 2024 and the 1-for-15 reverse stock split in 2025). All fractional shares were rounded up to the nearest whole share.

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

Delisting from the New York Stock Exchange ("NYSE"), Trading on Over-the Counter ("OTC") and Listing on The Nasdaq Stock Market LLC ("Nasdaq")

On September 10, 2024, the Company received written notice from the NYSE that the NYSE had determined to commence proceedings to delist the Company’s common stock and publicly traded warrants and that trading in such securities would be suspended immediately. On September 11, 2024, the Company commenced the trading of its common stock and warrants on the OTCQX Best Market. On August 19, 2025, the Company commenced trading of its common stock on Nasdaq under the ticker symbol "VELO".

Financial Condition, Liquidity and Capital Resources

In prior periods, including in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the Company disclosed that conditions and events raised substantial doubt about its ability to continue as a going concern, primarily as a result of historical operating losses, cash usage and the Company's anticipated funding requirements.

The Company has incurred recurring operating losses and negative cash flows from operations since inception and expects to continue to incur operating losses in the near term. As of September 30, 2026, the Company had an accumulated deficit of $531.8 million and cash and cash equivalents on hand of approximately $75.7 million.

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated interim financial statements in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern. In performing this assessment, management considered the Company's current liquidity position, historical and forecasted operating cash flows, expected operating cash requirements, recurring working capital needs, non-cancellable purchase commitments, scheduled debt obligations and other contractual obligations and expected cash requirements during the assessment period.

During the nine months ended September 30, 2026, the Company completed financing activities that increased its available liquidity. The Company completed a firm commitment underwritten registered direct offering that generated gross proceeds of approximately $50.0 million, entered into an At-the-Market equity program with an aggregate offering capacity of $100.0 million, issued shares of common stock upon conversion of secured convertible notes into equity by the holders thereof, and repaid certain debt obligations. Specific to the At-the-Market equity program, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") as agents, pursuant to which the Company may offer and sell, from time to time through the agents, shares of its common stock pursuant to the Company's effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was filed with the SEC on April 3, 2026 and declared effective on April 8, 2026, including the base prospectus contained in the Shelf Registration Statement, as supplemented by a prospectus supplement filed with the SEC on May 15, 2026 pursuant to Rule 424(b) under the Securities Act. As of September 30, 2026, the Company had sold 2.2 million shares pursuant to the Sales Agreement for gross proceeds of $59.4 million. After deducting issuance costs of $2.0 million, the Company received net proceeds of $57.4 million. Additional information regarding these transactions is included in Note 9, Debt, Note 10, Equity Instruments and Note 16, At-the-Market Offering to the unaudited condensed consolidated interim financial statements. The resolution of the conditions and events that previously raised substantial doubt reflects the financing activities completed during 2026 and the reduction in the Company's outstanding debt described above, together with the following changes since June 30, 2026: a reduction in cash used in operating activities during the third quarter of 2026 compared with the first half of 2026, and management's updated forecast for the assessment period, which excludes uncommitted expansion capital expenditures, including those for Phase 1 of the Livermore production facility, that the Company has the present ability not to incur and expects to undertake as financing becomes available, together with the operating cash flows associated with that expansion. The forecast retains the Company's contractual obligations, including its lease commitments and scheduled debt payments. Based on this assessment, management concluded that the Company's existing liquidity and expected cash flows are sufficient to meet its obligations as they become due for twelve months following the issuance of these unaudited condensed consolidated interim financial statements.

The Company may continue to evaluate opportunities to raise additional capital through equity or debt financings, strategic transactions or other financing alternatives to support its strategic initiatives and longer-term growth plans. The Company's assessment does not assume that additional financing is required to fund operations or satisfy obligations during the assessment period. There can be no assurance that the Company's plans will be successful, that actual cash requirements will not exceed current expectations, or that additional financing will be available on acceptable terms, or at all, if needed.

Note 2. Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on significant accounting updates adopted in the prior year, see Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 2025 Form 10-K. During the three and nine months ended September 30, 2026, there were no significant changes to the Company's significant accounting policies, except for additional disclosures regarding certain accounting policies and the adoption of new accounting guidance as described below.

Ship-in-place arrangements

For certain system sales, at the customer's request, the Company may recognize revenue prior to physical shipment when control of the system has transferred to the customer and the criteria for bill-and-hold revenue recognition are satisfied. Such criteria include, among other things, that the arrangement has a substantive business purpose, the system is separately identified as belonging to the customer, the system is complete and ready for physical transfer, and the Company does not have the ability to use the system or direct it to another customer. Physical delivery and installation may occur in a subsequent period. In certain arrangements, following the transfer of control, the Company may separately contract with the customer for rights to use customer-owned equipment. Any such rights are governed by a separate contractual arrangement and are evaluated separately under applicable accounting guidance.

Product Warranties

Our 3D printers are generally sold with a one-year warranty. The warranty period generally commences upon installation at the customer’s designated operating facility. For systems sold under ship-in-place arrangements, the warranty period may commence prior to physical delivery or installation based on the terms of the applicable customer agreement. After the warranty period, we generally offer service contracts that enable our customers to continue service and maintenance coverage. These service contracts are offered with various levels of support and options and are priced accordingly. One entitlement of our service contracts is our service engineers provide periodic preventive maintenance visits to customer sites. Additionally, we provide training to our partners to enable them to also perform these services. Another contract entitlement on certain printer models is proactive remote troubleshooting capability through the Company’s integrated platform. From time to time, we also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities. In some cases, we have discontinued upgrade support and maintenance agreements for certain of our older legacy printers.

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

Specifically, our CODM uses consolidated net income (loss) to measure performance, allocate resources of the Company as a whole, including investing in future development efforts, customer retention and acquisition, and assessing performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income are interest income, other income (expense), net and the provision for (benefit from) income taxes, which are reflected in the unaudited condensed consolidated statements of operations.

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

For more information, see Note 7, Equipment Subject to Operating Lease, Net.

Restricted Cash

The Company maintains restricted cash within other assets to secure letters of credit issued for its leased manufacturing facilities. In June 2021, the Company secured an 80,000+ square foot facility with an annually renewing letter of credit originally set at $0.8 million, which was reduced to $0.6 million in October 2024 and permits further reductions tied to revenue performance. Additionally, in May 2026, the Company entered into a lease for an approximately 289,000-square-foot facility and provided a $3.3 million letter of credit that renews annually and is eligible for reductions upon satisfying specified lease terms.

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

Revision of Previously Filed Financial Statements

The unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2025, have been revised to reflect corrections to previously issued financial statements as presented in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2025. These revisions were originally disclosed in Note 2, Summary of Significant Accounting Policies—Revision of Previously Filed Financial Statements, in the Company's Form 10-K for the year ended December 31, 2025.

Revision of Previously Issued Interim Financial Statements

During the third quarter of 2026, the Company identified errors in its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and the three and six months ended June 30, 2026 related to the accounting for excess and obsolete inventory reserve. Specifically, certain previously fully reserved inventory was expensed upon subsequent consumption in production or sale without consideration of the reserve previously recognized for those items. The Company also identified certain inventory acquired for research and development activities that should have been charged to research and development costs in the periods in which such inventory was acquired.

The Company evaluated the errors, both individually and in the aggregate, in accordance with ASC Topic 250, Accounting Changes and Error Corrections, and the guidance in SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that the errors were not material to the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2026 or the three and six months ended June 30, 2026. However, the Company determined that correcting the cumulative errors entirely within the three months ended September 30, 2026 would be material to the results of that period. Accordingly, the Company has revised the previously issued unaudited condensed consolidated financial statements for the affected periods. The revisions are reflected in the condensed consolidated statements of stockholders' equity presented herein and will be reflected in future filings that include these periods. The revisions had no effect on net cash used in operating activities.

The revisions resulted in a decrease in cost of revenue of $1.0 million and $1.1 million for the three months ended March 31, 2026 and June 30, 2026, respectively, and $2.1 million for the six months ended June 30, 2026. The revisions also resulted in an increase in research and development expense of $0.2 million and $0.3 million for the three months ended March 31, 2026 and June 30, 2026, respectively, and $0.5 million for the six months ended June 30, 2026. The resulting decrease in net loss was $0.7 million and $0.9 million for the three months ended March 31, 2026 and June 30, 2026, respectively, and $1.6 million for the six months ended June 30, 2026.

The following tables reflect the revisions to the previously issued Condensed Consolidated Statements of Operations for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	As Previously Reported	Adjusted	As Revised
	(In thousands)
Cost of revenue
3D Printer and parts	$10,225	$(989)	$9,236
Total cost of revenue	11,435	(989)	10,446
Gross profit	2,381	989	3,370
Operating expenses
Research and development	2,695	254	2,949
Total operating expenses	9,328	254	9,582
Loss from operations	(6,947)	735	(6,212)
Loss before income taxes	(6,972)	735	(6,237)
Net loss	$(6,998)	$735	$(6,263)
Net loss per share:
Basic and Diluted	$(0.28)	$0.03	$(0.25)

The following tables reflects the revisions to the previously issued Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)
Cost of revenue
3D Printer and parts	$15,755	$(1,138)	$14,617	$25,980	$(2,127)	$23,853
Total cost of revenue	16,222	(1,138)	15,084	27,657	$(2,127)	25,530
Gross profit	4,442	1,138	5,580	6,823	2,127	8,950
Operating expenses
Research and development	4,329	281	4,610	7,024	535	7,559
Total operating expenses	15,503	281	15,784	24,831	535	25,366
Loss from operations	(11,061)	857	(10,204)	(18,008)	1,592	(16,416)
Loss before income taxes	(11,519)	857	(10,662)	(18,491)	1,592	(16,899)
Net loss	$(11,510)	$857	$(10,653)	$(18,508)	$1,592	$(16,916)
Net loss per share:
Basic and Diluted	$(0.39)	$0.03	$(0.36)	$(0.68)	$0.06	$(0.62)

The following table reflects the revisions to the previously issued Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2026:

	As of March 31, 2026			As of June 30, 2026
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)
Assets
Current assets:
Inventories, net	$28,104	$735	$28,839	$27,578	$1,592	$29,170
Total current assets	$65,170	$735	$65,905	$156,134	$1,592	$157,726
Total assets	$92,404	$735	$93,139	$200,147	$1,592	$201,739
Liabilities and Stockholders’ Equity
Stockholders’ equity:
Accumulated deficit	$(505,141)	$735	$(504,406)	$(516,651)	$1,592	$(515,059)
Total stockholders’ equity	$51,540	$735	$52,275	$146,539	$1,592	$148,131
Total liabilities and stockholders’ equity	$92,404	$735	$93,139	$200,147	$1,592	$201,739

The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and the six months ended June 30, 2026:

	Three Months Ended March 31, 2026			Six Months Ended June 30, 2026
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
	(In thousands)			(In thousands)
Cash flows from operating activities
Net loss	$(6,998)	$735	$(6,263)	$(18,508)	$1,592	$(16,916)
Adjustments to reconcile net loss to net cash used in operating activities
Reserve for excess and obsolete inventory	$—	$390	$390	$—	$857	$857
Changes in operating assets and liabilities
Inventories	$672	$(1,125)	$(453)	$4,441	$(2,449)	$1,992

Note 3. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator:
Net loss	$(16,692)	$(11,188)	$(33,608)	$(49,465)
Denominator:
Weighted average shares outstanding — basic and diluted	32,199,624	17,124,361	28,915,965	14,868,372

Net loss per share — basic and diluted	$(0.52)	$(0.65)	$(1.16)	$(3.33)

The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	For the Three and Nine Months Ended September 30,
	2026	2025

Common stock warrants	11,986	36,892
Common stock options	968,488	4,247
Restricted stock units	1,187,563	964,359
Total potentially dilutive common stock equivalents	2,168,037	1,005,498

The table above excludes, for the nine months ended September 30, 2026 and 2025, earnout shares that were contingently issuable under the Business Combination Agreement, as the applicable triggering events had not been achieved. Up to 41,444 earnout shares were issuable in the aggregate. Of those, 35,552 remained contingently issuable as of September 30, 2025 and 35,512 as of September 29, 2026, the remainder having ceased to be issuable because the holders of the rollover stock options to which they related were no longer in service with the Company. The earnout period ended on September 29, 2026 without any triggering event having occurred, and no earnout shares were issued.

Note 4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$69,914	$—	$—	$69,914
Total financial assets	$69,914	$—	$—	$69,914
Liabilities
Common stock warrant liabilities (2022 Private Warrant) (iv)	—	—	1	1
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	21	21
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	36	36
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	23	23
Total financial liabilities	$—	$—	$81	$81

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market funds (i)	$37,124	$—	$—	$37,124
Customer deposit— non cash consideration (ii)	—	—	1,158	1,158
Total financial assets	$37,124	$—	$1,158	$38,282
Liabilities
Customer liabilities— non cash consideration (iii)	$—	$—	$1,158	$1,158
Common stock warrant liabilities (2022 Private Warrant) (iv)	—	—	2	2
Common stock warrant liabilities (Placement Agent Warrants) (iv)	—	—	29	29
Common stock warrant liabilities (BEPO Warrants) (iv)	—	—	48	48
Common stock warrant liabilities (BEPO Agent Warrants) (iv)	—	—	30	30
Contingent earnout liabilities	—	—	1	1
Total financial liabilities	$—	$—	$1,268	$1,268

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

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	Placement Agent Warrants (i)	BEPO Warrants (i)	BEPO Agent Warrants	Customer liabilities— non cash consideration (iii)
	(In thousands)
Fair value as of January 1, 2026	$2	$1	$29	$48	$30	$1,158
Change in fair value	—	—	—	—	—	—
Change due to conversion	—	—	—	—	—	(1,158)
Fair value as of March 31, 2026	$2	$1	$29	$48	$30	$—
Change in fair value	—	—	10	19	12	—
Change due to conversion	—	—	—	—	—	—
Fair value as of June 30, 2026	$2	$1	$39	$67	$42	$—
Issuance of instruments	—	—	—	—	—
Change in fair value	(1)	(1)	(18)	(31)	(19)	—
Fair value as of September 30, 2026	$1	$—	$21	$36	$23	$—

	2022 Private Warrant (i)	Contingent earnout liabilities (ii)	RDO Warrants (i)	Placement Agent Warrants (i)	2024 Private Warrants (ii)	BEPO Warrants (i)	BEPO Agent Warrants	July 2024 Private Warrants (i)	August Inducement Warrants (i)
	(In thousands)
Fair value as of January 1, 2025	$1	$11	$90	$16	$2	$378	$18	$866	$796
Change in fair value	(1)	—	55	(13)	(1)	176	(14)	440	402
Change due to exchange	—	—	(145)	—	(1)	(548)	—	(1,306)	(1,198)
Fair value as of March 31, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	—
Change in fair value	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
Issuance of instruments	—	—	—	—	—	—	—	—	—
Change in fair value	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2025	$—	$11	$—	$3	$—	$6	$4	$—	$—
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

Note 5. Revenue

Customer Concentration

Customers representing 10% or more of total revenue for the periods presented or accounts receivable, net, as of the balance sheet dates presented were as follows:

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
	(as a percentage)
Customer 1	31.4%	<10%	11.7%	<10%	<10%	<10%
Customer 2	13.9%	<10%	<10%	<10%	<10%	<10%
Customer 3	13.0%	<10%	<10%	13.0%	<10%	<10%
Customer 4	<10%	29.8%	<10%	<10%	<10%	<10%
Customer 5	<10%	10.3%	<10%	<10%	<10%	<10%
Customer 6	<10%	<10%	<10%	12.4%	<10%	<10%
Customer 7	<10%	<10%	<10%	11.3%	27.0%	<10%
Customer 8	<10%	<10%	<10%	11.0%	<10%	<10%
Customer 9	<10%	<10%	<10%	<10%	14.6%	<10%
Customer 10	<10%	<10%	<10%	<10%	11.4%	16.2%

Revenue by Geographic Area

The Company currently sells its products in the geographic regions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Americas	$20,120	$11,905	$53,334	$30,924
Europe	180	465	1,150	4,149
Other	150	1,270	446	1,459
Total	$20,450	$13,640	$54,930	$36,532

Contract Assets and Liabilities

There was $6.1 million of revenue recognized during the nine months ended September 30, 2026 included in contract liabilities as of December 31, 2025. There was $1.3 million of revenue recognized during the nine months ended September 30, 2025 included in contract liabilities as of December 31, 2024. The change in contract assets reflects the difference in timing between the Company’s satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. The Company evaluates contract assets for expected credit losses under ASC 326. As of September 30, 2026 and December 31, 2025, the allowance for credit losses related to contract assets was not material. There were no material provisions for credit losses related to contract assets recognized during the nine months ended September 30, 2026 and 2025.

Note 6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Trade receivables	$9,562	$7,110
Less: Allowances for credit losses	(904)	(847)
Total Account receivables, net	$8,658	$6,263

Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Raw materials	$20,414	$17,497
Work-in-progress	6,091	6,281
Finished goods	4,260	3,305
Total Inventories, net	$30,765	$27,083

The Company recorded $20.8 million and $25.2 million in inventory reserves related to the valuation of inventory as of September 30, 2026 and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Prepaid insurance and other	$2,596	$1,335
Net investments in sales type lease	—	1,729
Vendor prepayments	10,367	1,500
Customer deposit — noncash consideration	—	1,158
Total Prepaid expenses and other current assets	$12,963	$5,722

The Company entered into a sales-type lease on July 11, 2024 with a customer for a Sapphire XC system. The lease term was 21 months and carried an effective interest rate of 0.78%. An amendment to the original agreement modified the monthly payment schedule and included a purchase option of approximately $1.2 million at the end of the initial lease term. During the nine months ended September 30, 2026, the customer declined to exercise the purchase option, and the system was returned to the Company. Upon return of the system, the Company derecognized the net investment in the lease and recorded the returned system to inventory in accordance with ASC 842.

For a full description of the customer deposit — noncash consideration, see Note 15, Momentus Master Service Agreement.

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Computers and software	$2,944	$461
Lab equipment and other equipment	14,673	11,379
Furniture and fixtures	208	157
Leasehold improvements	16,027	14,254
Construction in progress	4,076	3
Total property, plant and equipment	37,928	26,254
Less: Accumulated depreciation and amortization	(14,712)	(13,160)
Total Property, plant and equipment, net	$23,216	$13,094

Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.9 million and $0.7 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $2.4 million and $2.4 million, respectively

Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Right of use assets	$78,408	$7,633
Non-current prepaid expenses and other assets	5,766	2,872
Total Other assets	$84,174	$10,505

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Accrued expenses	$2,314	$2,103
Accrued salaries and benefits	2,358	1,483
Customer liabilities — prepaid reserve	2,953	1,072
Customer liabilities — noncash consideration	—	1,158
Lease liability — current portion	77	2,099
Total Accrued expenses and other current liabilities	$7,702	$7,915

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

The fair value assumptions used in the Black-Scholes model for the valuation of the liability was as follows:

As of December 31, 2025
Current stock price	$4.87
Expected volatility	182% - 195%
Risk-free interest rate	3.53% - 3.61%
Dividend rate	—
Expected term (years)	0.25 - 0.50

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Lease liabilities — noncurrent portion	$81,369	$7,115
Other noncurrent liabilities	1,226	1,455
Total Other noncurrent liabilities	$82,595	$8,570

Note 7. Equipment Subject to Operating Lease, Net

The equipment subject to operating lease consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Equipment on lease	$—	$—
Equipment available for lease	1,034	2,500
Total Equipment subject to operating lease	$1,034	$2,500
Less: Accumulated depreciation	(540)	(871)
Total Equipment subject to operating lease, net	$494	$1,629

The total depreciation expense was less than $0.1 million and $0.1 million included in general and administrative for the three months ended September 30, 2026 and 2025, respectively. The total depreciation expense was less than $0.1 million and $0.2 million included in general and administrative for the nine months ended September 30, 2026 and 2025, respectively.

Note 8. Leases

The Company leases its office and manufacturing facilities under four non-cancellable operating and financing leases, including options to extend, which expire between 2026 to 2041. The agreements include provisions for renewal at the then prevailing market rate or other terms specified in the respective lease agreements. On April 16, 2026, the Company amended its headquarters and manufacturing facility lease to extend the non-cancellable lease term through July 31, 2035. The amended lease also includes an option to extend the lease for an additional five-year period through July 31, 2040. The Company concluded that it is reasonably certain to exercise the extension option and, accordingly, included the optional renewal period in the lease term when remeasuring the related operating lease right-of-use asset and lease liability.

In May 2026, the Company entered into a lease for an approximately 289,000-square-foot production and manufacturing facility in Livermore, California. The lease commenced on July 1, 2026, and has an initial contractual term of 124 months, with an option to extend the lease for an additional five-year period. The Company concluded that it is reasonably certain to exercise the extension option and, accordingly, included the optional renewal period in the lease term. Upon commencement, the Company recognized an operating lease liability of approximately $57.9 million and a corresponding right-of-use asset of approximately $58.4 million. In conjunction with the lease, the Company provided the landlord with a letter of credit of approximately $3.3 million as security for its obligations under the lease. The letter of credit is subject to annual renewal and may be reduced upon satisfaction of certain conditions specified in the lease.

Total right-of-use (“ROU”) assets and lease liabilities are as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Right-of-use assets:
Net book value (Other assets)	$78,408	$7,633
Operating lease liabilities:
Current (Accrued expenses and other current liabilities)	$—	$1,917
Noncurrent (Other noncurrent liabilities)	81,277	6,970
Total operating lease liabilities	81,277	8,887
Financing lease liabilities:
Current (Accrued expenses and other current liabilities)	$77	$182
Noncurrent (Other noncurrent liabilities)	92	145
Total financing lease liabilities	$169	$327
Total lease liabilities	$81,446	$9,214

There were no impairments recorded related to these assets as of September 30, 2026 and December 31, 2025.

Information about lease-related balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except years and percentages)
Operating lease expense	$1,854	$739	$3,392	$1,895
Financing lease expense	47	39	159	119
Short-term lease expense	775	39	1,675	125
Total lease expense	$2,676	$817	$5,226	$2,139
Cash paid for leases	$921	$700	$1,890	$1,890

Other information related to lease terms and discount rates is as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted — average remaining lease term — operating leases (years)	14.1	6.3
Weighted — average discount rate — operating leases	9.1%	9.0%
Weighted — average remaining lease term — financing leases (years)	2.2	2.2
Weighted — average discount rate — financing leases	3.8%	5.6%

Maturity of operating lease liabilities as of September 30, 2026 are as follows:

	Operating Leases	Financing Leases	Total
Year Ending December 31,	(In thousands)
Remainder of 2026	$(858)	$25	$(833)
2027	6,884	75	6,959
2028	8,986	75	9,061
2029	9,325	—	9,325
2030	9,677	—	9,677
Thereafter	118,504	—	118,504
Total operating lease payments	$152,518	$175	$152,693
Less: Portion representing imputed interest	(71,241)	(6)	(71,247)
Total operating lease liabilities	$81,277	$169	$81,446
Less: Current portion	—	77	77
Long-term portion	$81,277	$92	$81,369

Undiscounted lease payments for the remainder of 2026 are net of a $2.0 million tenant improvement allowance receivable from the landlord pursuant to the Lakeview Second Lease Amendment executed in April 2026. Undiscounted lease payments for 2027 are net of approximately $1.0 million of tenant improvement and other landlord allowances associated with the Livermore facility lease.

Note 9. Debt

Debt consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
January Note	$—	$6,295
February Note 1st Tranche	—	5,983
February Note 2nd Tranche	—	5,837
Secured Notes	—	3,232
2025 Equipment Loan	7,396	9,668
Total	$7,396	$31,015
Debt — current portion	3,261	6,305
Long-term debt — less current portion	$4,135	$24,710

As of September 30, 2026, the Company's outstanding debt consisted solely of the 2025 Equipment Loan. For a description of the Company's debt arrangements outstanding as of December 31, 2025, see Note 9, Long-Term Debt in the audited consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K.

Convertible Secured Note

On March 4, 2026, the Company amended its January 2025 and February 2025 Senior Secured Convertible Promissory Notes to permit the conversion of outstanding principal and accrued and unpaid interest into shares of the Company's common stock, subject to the terms of the respective notes.

Arrayed Notes Acquisition Corp. (“Arrayed”) is a Delaware corporation controlled by Arun Jeldi, the Company’s Chief Executive Officer and a director. Immediately prior to the March 4, 2026 amendments, Thieneman Properties, LLC transferred the January Note to Arrayed. Thieneman Construction, Inc. is controlled by Kenneth Thieneman, who was a member of the Company’s Board of Directors at the time of the conversions.

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed upon conversion of the January Note, including $5.0 million of outstanding principal and accrued and unpaid interest, at a conversion price of $16.38 per share. On the same date, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, including $10.0 million of outstanding principal and accrued and unpaid interest, at a conversion price of $10.50 per share. Upon the conversions, all outstanding principal and accrued and unpaid interest under the January Note and February Note were fully converted into shares of the Company's common stock.

The Company accounted for the debt conversions pursuant to ASC Topic 470, Debt. The transactions were related-party transactions under ASC Topic 850, Related Party Disclosures, and were approved by the Board of Directors on March 4, 2026.

On July 13, 2026, the Company entered into registration rights agreements with Arrayed and Thieneman Construction, Inc. (an entity controlled by a former member of the board). These agreements cover the common stock issued to these related parties during the March 4, 2026 debt conversions (394,517 shares to Arrayed and 1,145,830 shares to Thieneman Construction). The agreements provide up to two demand registrations each, along with piggyback rights, and contain customary expense and indemnity terms, under which the Company bears the registration expenses. No demand registration has been requested under either agreement.

For the three and nine months ended September 30, 2026, the Company incurred interest expense of approximately $0.0 million and $0.2 million, respectively, related to the January Note. For the three and nine months ended September 30, 2026, the Company incurred interest expense of approximately $0.0 million and $0.2 million, respectively, related to the February Note.

Secured Notes

The Secured Notes, which were held by Arrayed, bore interest at 6.0% per annum and were scheduled to mature on August 1, 2026. On March 18, 2026, the Company repaid the Secured Notes in full, consisting of approximately $3.0 million of principal and $0.3 million of accrued interest. Following the repayment, all obligations of the Company under the Secured Notes were fully satisfied.

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

For the three and nine months ended September 30, 2026, the Company incurred and paid $0.2 million and $0.5 million in interest expense, respectively, related to the Equipment Loan. The Company will make 36 monthly payments with the Equipment Loan and the effective interest rate is 8.2%.

The future minimum aggregate payments for the above borrowings are equal to the monthly payments made using the repayment price for the Equipment Loan, and are as follows as of September 30, 2026:

Year Ending December 31,	(In thousands)
Remainder of 2026	$933
2027	3,732
2028	3,422
Total	$8,087
Less: Amount of debt discount to be amortized subsequent to September 30, 2026	(12)
Less: Amount of interest to be accrued subsequent to September 30, 2026	(679)
Debt as of September 30, 2026	$7,396

Note 10. Equity Instruments

Common stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2026, we had 32,260,870 shares of common stock issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders but are not entitled to cumulative voting rights, are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of funds legally available therefor subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock in the event of the Company’s liquidation, dissolution, or winding up, have no preemptive rights and no right to convert their common stock into any other securities, and have no redemption or sinking fund provisions applicable to the common stock.

December 2025 Private Investment in Public Equity - "2025 PIPE"

On December 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), for the issuance and sale in a private placement of an aggregate of 3,636,363 shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), at a purchase price of $8.25 per share. The foregoing transaction is referred to herein as the “2025 PIPE.”

On December 23, 2025, the parties consummated the 2025 PIPE. The aggregate gross proceeds to the Company from the 2025 PIPE was approximately $30 million, before deducting placement agent fees and other offering expenses of $2.0 million. The Company intends to use the net proceeds of this offering for working capital, capital expenditures and general corporate purposes.

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance on an “as if converted” basis were as follows:

	September 30,	December 31,
	2026	2025
	(share data)
Common stock warrants	11,986	36,892
Shares available for future grant under 2021 Equity Incentive Plan	3,516,860	—
Reserved for At-the-Market offering	2,753,177	5,383
Reserved for employee stock purchase plan	394,863	148,787
Total shares of common stock reserved	6,676,886	191,062

On April 3, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on April 8, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell, from time to time, up to an aggregate of $500 million of shares of common stock, preferred stock, debt securities, warrants and units, individually or in any combination, in one or more offerings.

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

On May 15, 2026, the Company entered into the Sales Agreement with Needham, Cantor and Craig-Hallum, as agents, pursuant to which the Company may offer and sell, from time to time through the agents, shares of the Company’s common stock having an aggregate offering price up to $100 million, pursuant to the Shelf Registration Statement. Sales of shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. Through September 30, 2026, the Company sold approximately 2.2 million shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of approximately $59.4 million. After deducting commissions and other offering costs of approximately $2.0 million, the Company received net proceeds of approximately $57.4 million.

At the Company's 2026 Annual Meeting of Stockholders, stockholders approved an amendment to the 2021 EIP to increase the aggregate number of shares authorized for issuance under the plan by 2,860,000 shares, to increase the aggregate number of shares of common stock issuable as incentive stock options from 244,377 to 10,000,000 shares, and to require stockholder approval in connection with a repricing of options or stock appreciation rights. The Company filed a registration statement on Form S-8 with the SEC on June 11, 2026, to register (i) the additional 2,860,000 shares of common stock, par value $0.00001 per share (“Shares”), available for issuance under the 2021 EIP and (ii) 1,430,000 shares of common stock that may become available for issuance under the 2021 EIP as a result of share withholding or the expiration, cancellation, forfeiture or similar termination of 2021 EIP awards.

Shares available for future grant under the 2021 EIP are presented net of shares subject to outstanding stock options and unvested RSUs as of September 30, 2026 and December 31, 2025.

Common Stock Warrant Liabilities

The Company has issued warrants to purchase shares of its common stock in connection with certain financing transactions. The Company's liability-classified warrants are recorded at fair value and remeasured at each reporting date through the date of exercise, expiration or other settlement, with changes in fair value recognized in earnings. As of September 30, 2026 and December 31, 2025 warrants to purchase 11,986 and 36,892 shares of common stock, respectively, were exercisable.

On September 29, 2026, the Company's Private Placement Warrants and Public Warrants expired in accordance with their terms. Immediately prior to expiration, 8,477 Private Placement Warrants and 16,429 Public Warrants remained outstanding. Accordingly, no Private Placement Warrants or Public Warrants remained outstanding as of September 30, 2026.

Warrants for shares of common stock consisted of the following:

	September 30, 2026
	Issue Date	Expiration Date	Number of Warrants	Exercise Price per warrant
2022 Private Warrant — Common Stock	07/25/2022	07/24/2034	134	$1,344.00
2023 Placement Agent Warrants — Common Stock	12/29/2023	12/29/2028	3,429	$326.29
BEPO Warrants — Common Stock	4/12/2024	4/12/2029	5,157	$183.75
BEPO Agent Warrants — Common Stock	4/12/2024	4/12/2029	3,266	$202.13
			11,986

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
			36,892

Warrant Liabilities – Fair Value

The Company's liability-classified warrants are measured at fair value at each reporting date through the date of exercise, expiration or other settlement. The Private Placement Warrants, 2022 Private Warrant, 2023 Placement Agent Warrants, BEPO Warrants and BEPO Agent Warrants were valued using Level 3 inputs, while the Public Warrants were valued using Level 1 inputs through their expiration on September 29, 2026. Changes in the fair value of the warrant liabilities are recognized in earnings. See Note 4, Fair Value Measurements for additional information regarding the fair value of the Company's warrant liabilities.

Common Stock Warrant Liabilities - Fair Value Assumption

The aggregate fair value of the Company's warrant liabilities was approximately $81 thousand and $109 thousand as of September 30, 2026 and December 31, 2025, respectively.

The fair value assumptions were as follows:

	As of September 30, 2026
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$10.89	162.4%	5.2%	—%	7.82
2023 Placement Agent Warrants(i)	10.89	205.5%	4.9%	—%	2.25
BEPO Warrants, BEPO Agent Warrant(i)	10.89	197.8%	4.9%	—%	2.53

	As of December 31, 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
2022 Private Warrant(i)	$13.74	162.8%	3.8%	—%	8.57
2023 Placement Agent Warrants(i)	13.74	180.9%	3.7%	—%	3.00
BEPO Warrants, BEPO Agent Warrant(i)	13.74	175.3%	3.6%	—%	3.28

(i) The fair value assumptions used the Black-Scholes option pricing model for the valuation.

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

Contingent Earnout Liabilities

In connection with the Business Combination, certain pre-closing Legacy Velo3D equity holders (“Eligible Legacy Velo3D Equity holders”) were eligible to receive up to 41,444 shares of common stock (the “Earnout Shares”), consisting of two tranches of 20,722 shares each, upon the achievement of certain stock price-based triggering events during the period from the Closing Date through the five-year anniversary of the Closing Date. Earnout Shares attributable to holders of rollover employee stock options were also subject to certain service conditions.

The earnout period ended on September 29, 2026 without the applicable triggering events having occurred, and no Earnout Shares were issued. Accordingly, the Company had no remaining obligation to issue Earnout Shares and no contingent earnout liability remained outstanding as of September 30, 2026.

See Note 4, Fair Value Measurements for the contingent earnout liability carried at fair value as of December 31, 2025.

Fair Value Assumptions – Contingent Earnout Liabilities

Assumptions used in the fair value of the contingent earnout liabilities are described below:

	As of December 31, 2025
	Current stock price	Expected volatility	Risk-free interest rate	Dividend rate	Expected term (years)
Contingent earnout liabilities	$13.74	193.6%	3.5%	—%	0.75

Expected volatility: The expected volatility was derived from the implied volatility of the Company’s publicly traded common stock.

Risk-free interest rate: The risk-free interest rate was based on the U.S. Treasury yield curve in effect as of the valuation date for U.S. Treasury securities with maturities corresponding to the remaining term of the Earnout Shares.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term: The expected term represented the remaining contractual period through the expiration of the earnout period on September 29, 2026.

Note 11. Stock-Based Compensation

Stock options

Activity under the 2021 EIP is set forth below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in years
	(In thousands)	(Per share data)	(Years)
Outstanding as of December 31, 2024	18	$380.70	5.0
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$167.96
Outstanding as of September 30, 2025	4	$1,028.92	4.6
Options vested and expected to vest as of September 30, 2025	4	$1,028.92
Vested and exercisable as of September 30, 2025	4	$1,028.92

Outstanding as of December 31, 2025	4	$1,028.92	4.4
Granted	964	$18.40
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of September 30, 2026	968	$22.57	9.7
Options vested and expected to vest as of September 30, 2026	968	$22.57
Vested and exercisable as of September 30, 2026	4	$1,024.47

As of September 30, 2026 and December 31, 2025, there is no aggregate intrinsic value of options outstanding.

As of September 30, 2026, total unrecognized compensation cost related to unvested stock options was $13.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

During the nine months ended September 30, 2026, the Compensation Committee of the Company's Board of Directors granted approximately 964 thousand stock options under the 2021 Equity Incentive Plan, including a market-based stock option award granted to the Company's Chief Executive Officer that vests upon the achievement of specified market capitalization milestones, subject to the terms of the award. The grant-date fair value of the market-based awards was determined using a Monte Carlo simulation model. The weighted-average grant-date fair value and significant assumptions used in the valuation were as follows:

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

The following table summarizes outstanding balance and expected to vest RSUs as of September 30, 2026 and 2025 and their activity during the nine months ended September 30, 2026 and 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)	(Per share data)	(In thousands)
Balance as of December 31, 2024	13	$714.30	$132
Granted	1,237	18.81	—
Released	(220)	26.88	—
Cancelled	(66)	24.92	—
Balance as of September 30, 2025	964	$25.01	$2,961
Expected to vest as of September 30, 2025	964	$25.01	$2,961

Balance as of December 31, 2025	1,030	$22.42	$14,158
Granted	976	18.88	—
Released	(286)	23.25	—
Cancelled	(532)	21.19	—
Balance as of September 30, 2026	1,188	$19.32	$12,933
Expected to vest as of September 30, 2026	1,188	$19.32	$12,933

The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the applicable period-end date. As of September 30, 2026, there was $21.5 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense by type of award included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Restricted stock units	$2,828	$1,905	$7,144	$7,330
Stock options	3,100	—	3,167	5
	$5,928	$1,905	$10,311	$7,335

The following sets forth the total stock-based compensation expense included in cost of revenue and operating expenses on the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of 3D Printer and parts	$106	$441	$664	$1,054
Cost of Support services	126	154	315	348
Stock-based compensation recorded in cost of revenue	232	595	979	1,402
Research and development	943	645	2,400	1,427
Selling and marketing	453	323	1,284	653
General and administrative	4,300	342	5,648	3,853
Stock-based compensation recorded in operating expense	5,696	1,310	9,332	5,933
Total stock-based compensation expense	$5,928	$1,905	$10,311	$7,335

Note 12. Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the period prior. Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025, may differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be applied to net operating loss carry-forwards which will not meet the threshold for recognition as deferred tax assets.

Note 13. Commitments and Contingencies

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company records a liability for a loss contingency when management believes information available prior to the issuance of the unaudited condensed consolidated interim financial statements indicates it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated as of the date of the unaudited condensed consolidated interim financial statements. The Company adjusts its accruals, as appropriate, based on negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are expensed as incurred. As of September 30, 2026, the Company is not aware of any litigation, claim or assessment in which the outcome, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, cash flows.

While the Company’s purchase obligations under standard terms and conditions with suppliers and vendors are generally cancellable in whole or in part prior to shipment, not all purchase obligations are cancellable. As of September 30, 2026, the Company had non-cancellable purchase commitments (purchase orders) of approximately $38.3 million primarily related to parts and assemblies, which are expected to be fulfilled over the next twelve months. If inventory is shipped, the Company will accrue a liability under accrued expenses. The Company has no other material commitments or contingencies as of September 30, 2026, except for its lease obligations. See Note 8, Leases, for further discussion.

Note 14. Employee Defined-Contribution Plans

The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. Accrued salaries and benefits included accruals related to the 401(k) plan the Company offers to its employees. In order to qualify for this plan, employees must meet the minimum age requirement (21 years) and begin participating on their entry date which is the first paycheck date in the month following the month of eligibility described above. Employee and employer contributions are immediately 100% fully vested. The plans offer employer contributions of 3.0% of an employee’s eligible compensation following safe-harbor rules. The Company’s contribution to the 401(k) Plan was $0.4 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively and $0.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025. The Company has paid all matching contributions as of September 30, 2026.

Note 15. Momentus Master Service Agreement

In April 2025, the Company entered into a five-year Master Service Agreement (“MSA”) with Momentus, Inc. (“Momentus”) to provide consulting and production services. Under the MSA, the Company received 26,748 shares of Momentus common stock and 673,408 shares of Momentus Series A Preferred Stock as consideration for future services. The Company determined that the arrangement does not currently meet the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, as specific deliverables and payment terms remain subject to the execution of individual Statements of Work. The Company will reassess the accounting for the MSA upon execution of a Statement of Work. No revenue was recognized under the MSA for the three and nine months ended September 30, 2026.

The Company accounts for a refund provision within the MSA as an embedded derivative liability under ASC Topic 815, Derivatives and Hedging. Management determined that the fair value of this derivative remained de minimis as of September 30, 2026, and no separate recognition was required in the unaudited condensed consolidated interim financial statements.

Share Conversion and Balances

On December 3, 2025, the Board of Directors of Momentus Inc. approved a reverse stock split of the Momentus’s issued and outstanding shares of Class A Common Stock, $0.00001 par value per share (the “Common Stock”), at a ratio of 1-for-17.85 (the “Reverse Stock Split”). The Reverse Stock Split was effective December 17, 2025 (the “Effective Date”).

On February 9, 2026, Velo3D executed its option to convert its remaining Momentus Series A Preferred Stock into Momentus shares of Common Stock. As of September 30, 2026, the Company held no remaining shares of Momentus Common Stock and the Momentus liabilities are recorded under accrued expenses and other current liabilities as Customer liabilities - prepaid reserve of $3.0 million. See Note 6, Balance Sheet Components—Accrued Expenses and Other Current liabilities.

Note 16. At-the-Market Offering

On May 15, 2026, the Company entered into the Sales Agreement with Needham, Cantor and Craig-Hallum, as co-agents, pursuant to which the Company may offer and sell, from time to time to or through the Agents, shares of its common stock. Through September 30, 2026, the Company sold 2.2 million shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of approximately $59.4 million. After deducting commissions and other issuance costs of approximately $2.0 million, the Company received net proceeds of approximately $57.4 million.

The offer and sale of shares of common stock under the Sales Agreement are made pursuant to the Company's Shelf Registration Statement and a related prospectus supplement and accompanying base prospectus. Pursuant to the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100 million. As of September 30, 2026, approximately $40.6 million of aggregate offering capacity remained available under the Sales Agreement. Sales of shares, if any, under the Sales Agreement may be made in any transactions permitted by law that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

The Company pays Needham, Cantor and Craig-Hallum commissions for their services in acting as agents in the sale of the shares pursuant to the Sales Agreement. Needham, Cantor and Craig-Hallum are entitled to compensation at a fixed commission rate equal to

3.0% of the aggregate gross proceeds from the Offering. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the agents, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The Company will also reimburse Needham, Cantor and Craig-Hallum for certain expenses incurred in connection with the Sales Agreement.

Note 17. Subsequent Events

Subsequent events were evaluated through the date of issuance of these consolidated interim financial statements, and no events requiring adjustment or disclosure were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-looking Statements” herein. During the fiscal year ended December 31, 2025, we identified certain immaterial errors in our previously issued financial statements, which were corrected in the amounts presented herein, as applicable. In addition, during the third quarter of 2026, we identified immaterial errors in our previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026 and the three and six months ended June 30, 2026. We have revised the applicable prior-period amounts presented in this Item 2 to reflect the correction of these errors. Refer to Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report for additional information regarding these revisions and the previously identified prior-period corrections.

Overview

We are a production-focused metal additive manufacturing technology company that develops and manufactures advanced metal additive manufacturing systems and provides production and engineering services that enable customers to manufacture high-value metal parts at scale.

Our business combines two complementary operating models: (i) equipment sales, consisting primarily of our Sapphire family of metal additive manufacturing systems and associated software, and (ii) production and engineering services, delivered through our Rapid Production Solutions (“RPS”) offering and Expert Services organization. Together, these models allow customers to adopt additive manufacturing through printer ownership, service-based production or hybrid manufacturing deployments based on program requirements, capital availability and manufacturing readiness.

We produce a fully integrated hardware and software solution based on our proprietary laser powder bed fusion (“L-PBF”) technology. Our platform includes our Sapphire family of metal additive manufacturing systems, Flow print preparation software, Assure quality assurance software and our proprietary Intelligent Fusion manufacturing process. These technologies are supported by our Expert Services engineering teams and RPS production capabilities.

Our Sapphire family of printers serves customers in the space, aviation, defense, automotive, energy and industrial markets. Our technology enables the production of highly complex, mission-critical metal parts, including parts with complex internal channels, structures and geometries that may be difficult to manufacture using traditional manufacturing methods or other additive manufacturing technologies. We believe the capabilities of our technology differentiate our platform from competing metal additive manufacturing solutions.

Through RPS, we provide production services to customers using our additive manufacturing technology, engineering expertise and fleet of Sapphire family metal 3D printers. RPS enables customers to access our additive manufacturing capabilities without an immediate investment in printer ownership and supports customers as they progress from development and qualification through production. RPS may serve as an entry point for additive manufacturing adoption, a source of supplemental production capacity or an ongoing manufacturing solution.

Our customers are primarily original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) that use additive manufacturing to address limitations associated with traditional metal parts manufacturing technologies. Traditional manufacturing processes, including casting, stamping and forging, can require significant production volumes to achieve competitive costs and may involve long lead times. Additive manufacturing can enable customers to produce complex parts and assemblies with shorter lead times and can provide cost and performance advantages for certain applications and production volumes.

Our commercial model is designed to support customers as they progress from design exploration and feasibility through qualification, low-rate initial production and full-rate production. Customers may access our technology through RPS and Expert Services and subsequently scale production through printer ownership, continued production services with Velo3D or deployment across contract manufacturers operating Sapphire systems. We believe this flexible model reduces upfront barriers to adopting additive manufacturing and allows customers to select the production model that best aligns with their program requirements and manufacturing readiness.

Recent Developments

Chief Financial Officer Transition

On September 28, 2026, James Suva separated from employment as our Chief Financial Officer, and our Board appointed Terence P. Wynn as Interim Chief Financial Officer and principal financial and accounting officer, effective the same date. Mr. Suva’s separation was not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. In connection with Mr. Wynn’s appointment, we entered into an Officer Services Agreement with KongBasileConsulting LLC (“KBC”), under which we pay KBC a monthly fee of $32,500 for Mr. Wynn’s services, plus reimbursement of pre-approved expenses.

July 2026 Livermore Production Facility- "Forge 1"

On July 1, 2026, the Company commenced its lease for an approximately 289,000-square-foot manufacturing and production facility in Livermore, California. The facility is expected to support the expansion of the Company's Rapid Production Solutions capabilities and increase manufacturing capacity. The contractual lease term extends through October 2036 and includes a five-year renewal option. See Note 8, Leases, for additional information.

May 2026 At-the-Market Offering

On May 15, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") (each, a “Sales Agent,” and collectively, the “Sales Agents”), acting as sales agents and/or principals. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time to or through any Sales Agent shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “Offering”). During the nine months ended September 30, 2026, the Company sold approximately 2.2 million shares under the ATM program for aggregate gross proceeds of approximately $59.4 million. After deducting commissions and other offering costs of approximately $2.0 million, the Company received net proceeds of approximately $57.4 million. See Note 16, At-the-Market Offering for further information.

April 2026 Offering

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering (the “Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million and net proceeds were approximately $46.6 million after deducting underwriting discounts and commissions and other offering expenses of $3.4 million. The Company used the net proceeds of the Offering for working capital, capital expenditures and other general corporate purposes.

March 2026 Convertible Note Conversions and Debt Repayment

On March 4, 2026, the Company issued 394,517 shares of common stock to Arrayed Notes Acquisition Corp. upon conversion of the January Note, including $5.0 million of outstanding principal and accrued and unpaid interest, at a conversion price of $16.38 per share. On the same date, the Company issued 1,145,830 shares of common stock to Thieneman Construction, Inc. upon conversion of the February Note, including $10.0 million of outstanding principal and accrued and unpaid interest, at a conversion price of $10.50 per share. Following the conversions, the January Note and February Note were fully extinguished. On March 18, 2026, the Company repaid its Secured Notes in full, consisting of $3.0 million of principal and approximately $0.3 million of accrued interest. Following the repayment, all obligations under the Secured Notes were fully satisfied. See Note 9, Debt, for additional information.

See "Liquidity and Capital Resources” below and Note 1 Description of Business and Basis of Presentation—Financial Condition, Liquidity and Capital Resources in the notes to the unaudited condensed consolidated interim financial statements, in this Quarterly Report, for information regarding the Company's liquidity and capital resources.

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

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue ($ in millions)	$20	$14	$55	$37
Bookings ($ in millions)	$29	$18	$66	$38
Backlog ($ in millions)	$40	$21	$40	$21

Bookings ($ in millions): Bookings ($ in millions) are defined as a confirmed order for a 3D printer system and printed parts in contracted dollars.

Backlog ($ in millions): Backlog ($ in millions) is defined as the unfulfilled 3D printer systems and printed parts to be delivered to customers in contracted dollars as of period end.

Customer Concentration

Our operating results for the foreseeable future will continue to depend on sales to a small group of customers. For the three months ended September 30, 2026 and 2025, sales to the top three customers accounted for 58.3% and 49.5%, respectively, of our revenue. Of the top three customers for the three months ended September 30, 2026, all three customers were different from the top three customers for the comparable period in 2025. For the nine months ended September 30, 2026 and 2025, sales of the top three customers accounted for 29.6% and 36.7%, respectively, of our revenue. Of the top three customers for the nine months ended September 30, 2026, one customer was different from the top three customers for the comparable period in 2025.

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

Continued Investment and Innovation

We continue to be a customer-focused company working to develop innovative solutions to address customers’ needs and focus on our customers to identify the most impactful areas for research and development as we seek to further improve the capabilities of our AM solutions. We believe this process has contributed meaningfully to the development of our advanced metal AM systems. We believe that continued investments in our products are important to our future growth and, as a result, we will invest in enhancing our portfolio of AM solutions through certain research and development projects based on customer demand.

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

3D Printer and parts sale transactions - fixed purchase price model. The timeframe from order to completion of the applicable customer acceptance and delivery requirements generally ranges from three to nine months. As we scale our production, we expect to reduce this timeframe. Contract consideration allocated to a 3D Printer is recognized at a point in time when control of the 3D Printer transfers to the customer, which generally occurs upon shipment or, for qualifying ship-in-place arrangements, when the applicable control-transfer criteria have been satisfied.

The initial sales of 3D Printers and Support Services are included in one contract and are invoiced together. Contract consideration is allocated between the two performance obligations based on relative fair value. This allocation involves judgment and is periodically updated as new relevant information becomes available.

Other revenue included under 3D Printer and parts sales includes parts and consumables, such as filters, powder or build plates, that are sold to customers and recognized upon transfer of control to the customer, which generally occurs upon shipment.

Rapid Production Solutions ("RPS") - RPS utilizes our additive manufacturing expertise, technology and fleet of Sapphire family metal 3D printers to provide production solutions to customers, including the manufacture of custom metal components and other production-related services. RPS revenue is included within 3D Printer and parts revenue and occurs upon transfer of control to the customer, generally at shipment.

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

Support Services - are included with most 3D Printer sale transactions and Recurring Payment transactions. Support services consist of field service engineering, phone and email support, preventative maintenance, and limited on and off-site consulting support. A subsequent Extended Support Agreement is available for renewal after the initial contract period based on the then-fair value of the service, which is paid for separately. Support Service revenue is recognized over the applicable service period beginning when the related support services are made available to the customer.

Cost of Revenue

Our cost of revenue includes the “Cost of 3D Printer and Parts,” “Cost of Recurring Payment” and “Cost of Support Services.”

Cost of 3D Printer and parts includes direct and indirect manufacturing costs, including components and subassemblies purchased from vendors, raw materials, shipping costs, cost of RPS solutions, and other directly associated costs. Cost of 3D Printers also includes allocated overhead costs from manufacturing-related personnel, facility, depreciation and information technology costs.

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

Cost of Support Services includes the cost of spare or replacement parts for preventive maintenance, installation costs, personnel-related costs associated with providing customer support services, including salaries and stock-based compensation, travel costs, depreciation, information technology costs and allocated facility and other overhead costs.

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

Research and Development Expenses

Our research and development expenses represent costs incurred to support activities that advance the development of innovative AM technologies, new product platforms and consumables, as well as activities that enhance the capabilities of our existing product platforms. Our research and development expenses consist primarily of salaries and related personnel costs for individuals engaged in research and development activities, including stock-based compensation, prototypes, design expenses, information technology costs and software license amortization, consulting and contractor costs, and an allocated portion of overhead costs, including depreciation of property and equipment used in research and development activities.

Selling and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related personnel costs for individuals engaged in sales and marketing activities, including stock-based compensation, costs related to trade shows and events, advertising, marketing promotions, travel costs and an allocated portion of overhead costs, including information technology costs and costs for customer validation.

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

Gain on Fair value of Contingent Earnout Liabilities

Gain on valuation of contingent earnout liabilities relates to the changes in fair value of the contingent earnout liabilities in connection with the earnout shares, which are subject to remeasurement at each balance sheet date.

Loss on warrant cancellation

Loss on warrant cancellation relates to the loss recognized in conjunction with the February 2025 Warrant Exchange Agreements.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income, gains and losses on disposals of fixed assets and other miscellaneous income and expense.

Income Taxes

There was minimal federal and state income tax expense (benefit) recorded during the periods presented due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2026 and 2025.

We will continue to evaluate the realizability of our deferred tax assets and the appropriateness of the valuation allowance on a quarterly basis. A reduction or reversal of the valuation allowance could result in an income tax benefit in the period in which such determination is made and could result in a higher effective tax rate in subsequent periods.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025:

The following table summarizes our historical results of operations for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$18,832	$11,993	$6,839	57.0%
Support services	1,411	1,351	60	4.4%
Other	207	296	(89)	(30.1)%
Total Revenue	20,450	13,640	6,810	49.9%
Cost of revenue
3D Printer and parts	13,950	11,855	2,095	17.7%
Support services	1,082	1,352	(270)	(20.0)%
Total cost of revenue	15,032	13,207	1,825	13.8%
Gross profit	5,418	433	4,985	NM
Operating expenses
Research and development	5,387	2,722	2,665	97.9%
Selling and marketing	3,178	1,797	1,381	76.9%
General and administrative	14,141	5,907	8,234	139.4%
Total operating expenses	22,706	10,426	12,280	117.8%
Loss from operations	(17,288)	(9,993)	(7,295)	73.0%
Interest expense	(160)	(1,198)	1,038	(86.6)%
Gain on fair value of warrants	68	—	68	NM
Gain on fair value of contingent earnout liabilities	1	—	1	NM
Other income (expense), net	666	(11)	677	NM
Loss before income taxes	(16,713)	(11,202)	(5,511)	49.2%
Benefit from income taxes	(21)	(14)	(7)	50.0%
Net loss	$(16,692)	$(11,188)	$(5,504)	49.2%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Three Months Ended September 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$18,832	92.1%	$11,993	87.9%	$6,839	57.0%
Support services	1,411	6.9%	1,351	9.9%	60	4.4%
Other	207	1.0%	296	2.2%	(89)	(30.1)%
Total Revenue	$20,450	100.0%	$13,640	100.0%	$6,810	49.9%

Total revenue for the three months ended September 30, 2026 and 2025 was $20.5 million and $13.6 million, respectively, an increase of $6.8 million, or 49.9%.

3D Printer and parts sales were $18.8 million and $12.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $6.8 million. The increase was primarily attributable to an increase in the number of 3D Printer systems sold, higher average selling prices and product mix, as well as an increase in RPS revenue driven by higher production volume during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Our Support Services revenue was $1.4 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, an increase of less than $0.1 million. Support Services revenue primarily consists of preventive maintenance and other support services provided to customers based on our installed base of systems.

Other revenue was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of less than $0.1 million.

As part of our Strategic Realignment initiated in 2025, we have implemented new go-to-market and service strategies focused on rebuilding our bookings and backlog pipeline. As we continue to execute these strategies, we expect future revenue growth to be driven by demand for our Sapphire and Sapphire XC systems, as well as continued expansion of our RPS printed parts business. We do not expect Recurring Payment revenue to be significant as we continue to shift our focus toward 3D Printer system sales and RPS printed parts revenue. We expect Support Services revenue to increase over time as our installed base of systems grows. As of September 30, 2026 our backlog of firm orders for 3D Printers and printed parts was $40 million. Our commercial and operational focus continues to include driving customer success, improving system reliability to strengthen our existing customer relationships, developing new customer relationships to increase demand, and expanding our RPS printed parts business.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Three Months Ended September 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Cost of Revenue
Cost of 3D Printers and parts	$13,950	92.8%	$11,855	89.8%	$2,095	17.7%
Cost of Support Services	1,082	7.2%	1,352	10.2%	(270)	(20.0)%
Total Cost of Revenue	$15,032	100.0%	$13,207	100.0%	$1,825	13.8%

Total cost of revenue for the three months ended September 30, 2026 and 2025 was $15.0 million and $13.2 million, respectively, an increase of $1.8 million, or 13.8%. Cost of revenue increased at a lower rate than revenue during the third quarter of 2026, primarily reflecting the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026 to better align such costs with current operational activities, adjustments to the excess and obsolete inventory reserve attributable to the current period, including the release of reserves associated with the utilization in production of certain previously reserved inventory, partially offset by increases in reserves for other inventory, and improved manufacturing efficiencies associated with increased production volumes and cost-reduction initiatives.

Cost of 3D Printer and parts was $14.0 million and $11.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $2.1 million. The decrease primarily reflected current-period adjustments to the excess and obsolete inventory reserve, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs, and improved manufacturing costs resulting from overhead and fixed-cost reduction initiatives implemented in late 2025 and increased production volumes, which contributed to improved absorption of fixed manufacturing costs. These decreases were partially offset by the increase in 3D Printer and RPS production volumes during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of Support Services was $1.1 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.3 million. The decrease primarily reflected lower direct customer support costs and changes in employee responsibilities supporting our existing customer base.

Cost of revenue as a percentage of revenue was 73.5% and 96.8% for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to a more favorable product mix, current-period adjustments to the excess and obsolete inventory reserve, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses, and improved manufacturing efficiencies associated with increased production volumes and cost-reduction initiatives.

We may experience increased component costs from our suppliers due to international tariffs and our current financial condition. Our ability to secure favorable credit terms and volume discounts from certain suppliers remains limited, which may require us to make advance payments, pay premiums or source components from alternative suppliers on less favorable terms. These factors have negatively impacted, and may continue to negatively impact, our cost of revenue until our financial condition improves and tariff-related cost pressures ease.

We continue to focus on reducing material costs through improved purchasing and inventory planning, accelerating production cycle times and improving production-floor efficiencies. We expect these operational initiatives to reduce manufacturing costs and improve gross margins over time.

Gross Profit and Gross Margin

Total gross profit was $5.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Gross margin was 26.5% and 3.2% for the three months ended September 30, 2026 and 2025, respectively. The improvement in gross profit and gross margin primarily reflected higher average selling prices, a more favorable product mix, current-period adjustments to the excess and obsolete inventory reserve, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, and improved manufacturing efficiencies, including improved absorption of fixed manufacturing costs associated with increased production volumes.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in material, component and shipping costs, including the impact of tariffs and supplier pricing;
•
Production volumes and their impact on factory overhead absorption;
•
System reliability and manufacturing performance; and
•
The mix and cost of services provided to support our installed base.

We continue to focus on accelerating production cycle times, reducing material and manufacturing costs and improving efficiencies on the production floor, which we expect to support improvements in gross profit and gross margin over time. However, gross margin may vary from period to period based on product mix, production volumes, inventory-related adjustments and other factors. Ongoing trends in component costs, tariffs and supplier pricing may also negatively impact gross profit and gross margin.

Research and Development Expenses

Research and development expenses were $5.4 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $2.7 million. The increase was primarily attributable to a $1.4 million increase in headcount, salaries and employee-related expenses, a $0.8 million increase in Sapphire and Sapphire XC-related development costs, a $0.4 million increase in stock-based compensation expense, and approximately $0.5 million of other costs, primarily reflecting higher facility-related costs and overhead allocations, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026 to better align such costs with current operational activities. Research and development activities in 2026 have primarily focused on initiatives to improve system reliability and customer experience and advance our additive manufacturing solutions.

We expect research and development expenses to increase as we execute our refreshed technology roadmap, including investments intended to support customer demand for RPS, scale parts production, improve system utilization and efficiency, and enhance and advance our portfolio of additive manufacturing solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $3.2 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $1.4 million. The increase was primarily attributable to a $0.8 million increase in facility and overhead costs, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, a $0.4 million increase in headcount, salaries and employee-related expenses, and a $0.3 million increase in stock-based compensation expense, partially offset by a $0.1 million decrease in marketing and related initiative spending.

We expect selling and marketing expenses to increase as we continue to invest in sales and marketing activities and pursue opportunities in markets demonstrating demand for additive manufacturing solutions, including the defense and aerospace markets. These investments may include increased spending related to trade shows, marketing initiatives and branding activities.

General and Administrative Expenses

General and administrative expenses were $14.1 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $8.2 million. The increase was primarily attributable to a $4.0 million increase in stock-based compensation expense, a $3.2 million increase in facility and overhead costs, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, a $0.8 million increase in legal and professional services, and a $0.2 million increase in headcount, salaries and employee-related expenses.

We expect general and administrative expenses to vary based on the level and timing of investments required to support our business and strategic initiatives. We continue to focus on company-wide initiatives to manage operating costs, including reducing our reliance on outside consultants, managing facility costs, negotiating improved vendor pricing and pursuing enterprise-level efficiency improvements. At the same time, advisory, consulting, legal and accounting expenses may increase in connection with strategic initiatives, including the planned expansion of our RPS manufacturing capabilities.

Interest Expense

Interest expense was $0.2 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was due to the reduction of the outstanding balances in the Senior Secured Notes and Convertible Secured Notes.

We expect our interest expense will continue to decrease as a result of our lower outstanding debt balances.

Gain (loss) on Fair Value of Warrants

The gain on fair value of warrants was less than $0.1 million for the three months ended September 30, 2026. The change was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Other Income (Expense), Net

Other income (expense), net was $0.7 million and less than ($0.1) million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.7 million. The increase was primarily driven by higher interest income for the third quarter of 2026.

Income Taxes

Less than $0.1 million of a provision for (benefit from) federal and state income taxes was recorded for both the three months ended September 30, 2026 and 2025 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2026 and 2025:

The following table summarizes our historical results of operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts	$49,821	$31,598	$18,223	57.7%
Recurring payment	—	70	(70)	(100.0)%
Support services	4,174	4,500	(326)	(7.2)%
Other	935	364	571	156.9%
Total Revenue	54,930	36,532	18,398	50.4%
Cost of revenue
3D Printer and parts	37,802	33,389	4,413	13.2%
Recurring payment	—	12	(12)	(100.0)%
Support services	2,759	3,589	(830)	(23.1)%
Total cost of revenue	40,561	36,990	3,571	9.7%
Gross profit (loss)	14,369	(458)	14,827	NM
Operating expenses
Research and development	12,948	7,369	5,579	75.7%
Selling and marketing	7,749	4,351	3,398	78.1%
General and administrative	27,377	20,934	6,443	30.8%
Total operating expenses	48,074	32,654	15,420	47.2%
Loss from operations	(33,705)	(33,112)	(593)	1.8%
Interest expense	(1,068)	(3,840)	2,772	(72.2)%
Gain (loss) on fair value of warrants	27	(1,044)	1,071	NM
Gain on fair value of contingent earnout liabilities	1	—	1	NM
Loss on warrant cancellation	—	(11,357)	11,357	(100.0)%
Other income (expense), net	1,133	(29)	1,162	NM
Loss before income taxes	(33,612)	(49,382)	15,770	(31.9)%
Provision for (benefit from) income taxes	(4)	83	(87)	NM
Net loss	$(33,608)	$(49,465)	$15,857	(32.1)%

NM = Not Meaningful

Revenue

The following table presents the revenue disaggregated by products and service type, as well as the percentage of total revenue.

	Nine Months Ended September 30,
	2026		2025		Change	%
	(In thousands, except for percentages)
Revenue
3D Printer and parts sales	$49,821	90.7%	$31,598	86.5%	$18,223	57.7%
Recurring payment	—	—	70	0.2%	(70)	100.0%
Support services	4,174	7.6%	4,500	12.3%	(326)	(7.2)%
Other Revenue	935	1.7%	364	1.0%	571	156.9%
Total Revenue	$54,930	100.0%	$36,532	100.0%	$18,398	50.4%

Total revenue for the nine months ended September 30, 2026 and 2025 was $54.9 million and $36.5 million, respectively, an increase of $18.4 million, or 50.4%.

3D Printer and parts revenue was $49.8 million and $31.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $18.2 million. The increase was primarily attributable to an increase in the number of 3D Printer systems sold, higher average selling prices and product mix, as well as an increase in RPS revenue driven by higher production volume during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

There was no Recurring Payment revenue structured as an operating lease for the nine months ended September 30, 2026, compared to less than $0.1 million for the nine months ended September 30, 2025.

Our Support Services revenue was $4.2 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $0.3 million. Support Services revenue primarily consists of preventive maintenance and other support services provided to customers based on our installed base of systems.

Other revenue was $0.9 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.6 million. The increase was primarily attributable to higher software revenue during the nine months ended September 30, 2026.

As part of our Strategic Realignment initiated in 2025, we have implemented new go-to-market and service strategies focused on rebuilding our bookings and backlog pipeline. As we continue to execute these strategies, we expect future revenue growth to be driven by demand for our Sapphire and Sapphire XC systems, as well as continued expansion of our RPS printed parts business. We do not expect Recurring Payment revenue to be significant as we continue to shift our focus toward 3D Printer system sales and RPS printed parts revenue. We expect Support Services revenue to increase over time as our installed base of systems grows. As of September 30, 2026, our backlog of firm orders for 3D Printers and printed parts was $40 million. Our commercial and operational focus continues to include driving customer success, improving system reliability to strengthen our existing customer relationships, developing new customer relationships to increase demand, and expanding our RPS printed parts business.

Cost of Revenue

The following table presents the Cost of Revenue disaggregated by product and service type, as well as the percentage of total cost of revenue.

	Nine Months Ended September 30,
	2026		2025		Change	%
Cost of Revenue
Cost of 3D Printers and parts	$37,802	93.2%	$33,389	90.3%	$4,413	13.2%
Cost of Recurring Payment	—	—	12	0.0%	(12)	(100.0)%
Cost of Support Services	2,759	6.8%	3,589	9.7%	(830)	(23.1)%
Total Cost of Revenue	$40,561	100.0%	$36,990	100.0%	$3,571	9.7%

Total cost of revenue for the nine months ended September 30, 2026 and 2025 was $40.6 million and $37.0 million, respectively, an increase of $3.6 million, or 9.7%. The increase in cost of revenue was primarily attributable to higher 3D Printer system and RPS production volumes associated with the increase in revenue. The increase was partially offset by the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026 to better align such costs with current operational activities, as well as the net benefit resulting from adjustments to the excess and obsolete inventory reserve during the nine months ended September 30, 2026. The inventory reserve adjustments included the release of reserves associated with the utilization in production of certain previously reserved inventory, partially offset by increases in reserves for other inventory.

Cost of 3D Printer and parts was $37.8 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $4.4 million. The increase primarily reflected higher 3D Printer system and RPS production volumes and differences in product mix during the nine months ended September 30, 2026. These increases were partially offset by the net benefit resulting from adjustments to the excess and obsolete inventory reserve during the nine months ended September 30, 2026, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs, and improved manufacturing efficiencies resulting from overhead and fixed-cost reduction initiatives implemented in late 2025 and increased production volumes.

There was no Cost of Recurring Payment for the nine months ended September 30, 2026 and less than $0.1 million for the nine months ended September 30, 2025.

Cost of Support Services was $2.8 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $0.8 million. The decrease primarily reflected lower direct customer support costs and changes in employee responsibilities supporting our existing customer base.

Cost of revenue as a percentage of revenue was 73.8% and 101.3% for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to a more favorable product mix, the net benefit resulting from adjustments to the excess and obsolete inventory reserve during the nine months ended September 30, 2026, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses, and improved manufacturing efficiencies associated with increased production volumes and cost-reduction initiatives.

We may experience increased component costs from our suppliers due to international tariffs and our current financial condition. Our ability to secure favorable credit terms and volume discounts from certain suppliers remains limited, which may require us to make advance payments, pay premiums or source components from alternative suppliers on less favorable terms. These factors have negatively impacted, and may continue to negatively impact, our cost of revenue until our financial condition improves and tariff-related cost pressures ease.

We continue to focus on reducing material costs through improved purchasing and inventory planning, accelerating production cycle times and improving production-floor efficiencies. We expect these operational initiatives to reduce manufacturing costs and improve gross margins over time.

Gross Profit (Loss) and Gross Margin

Total gross profit (loss) was $14.4 million and ($0.5) million for the nine months ended September 30, 2026 and 2025, respectively. As a percentage of revenue, the gross margin was 26.2% and (1.3)% for the nine months ended September 30, 2026 and 2025, respectively. The improvement in gross profit and gross margin primarily reflected higher average selling prices, a more favorable product mix, improved manufacturing efficiencies associated with increased production volumes and cost-reduction initiatives, the continued impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, and the net benefit resulting from adjustments to the excess and obsolete inventory reserve during the nine months ended September 30, 2026, including the release of reserves associated with the utilization in production of certain previously reserved inventory, partially offset by increases in reserves for other inventory.

Our gross profit and gross margin are influenced by a number of factors, including:

•
Product mix of Sapphire, and Sapphire XC systems;
•
Average selling prices for our systems;
•
Trends in material, component and shipping costs, including the impact of tariffs and supplier pricing;
•
Production volumes and their impact on factory overhead absorption;
•
System reliability and manufacturing performance; and
•
The mix and cost of services provided to support our installed base.

We continue to focus on accelerating production cycle times, reducing material and manufacturing costs and improving efficiencies on the production floor, which we expect to support improvements in gross profit and gross margin over time. However, gross profit and gross margin may vary from period to period based on product mix, production volumes, inventory-related adjustments and other factors. Ongoing trends in component costs, tariffs and supplier pricing may also negatively impact gross profit and gross margin.

Research and Development Expenses

Research and development expenses were $12.9 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $5.6 million. The increase was primarily attributable to a $2.9 million increase in headcount, salaries and employee-related expenses, a $1.1 million increase in stock-based compensation expense, a $0.9 million increase in Sapphire and Sapphire XC-related development costs, and a $0.7 million increase in facility and overhead costs, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026 to better align such costs with current operational activities. Research and development activities in 2026 have primarily focused on initiatives to improve system reliability and customer experience and advance our additive manufacturing solutions.

We expect research and development expenses to increase as we execute our refreshed technology roadmap, including investments intended to support customer demand for RPS, scale parts production, improve system utilization and efficiency, and enhance and advance our portfolio of additive manufacturing solutions.

Selling and Marketing Expenses

Selling and marketing expenses were $7.7 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3.4 million. The increase was primarily attributable to a $1.3 million increase in headcount, salaries and employee-related expenses, a $1.2 million increase in facility and overhead costs, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, a $0.8 million increase in stock-based compensation expense, and a $0.1 million increase in marketing initiatives and trade show spending.

We expect selling and marketing expenses to increase as we continue to invest in sales and marketing activities and pursue opportunities in markets demonstrating demand for additive manufacturing solutions, including the defense and aerospace markets. These investments may include increased spending related to trade shows, marketing initiatives and branding activities.

General and Administrative Expenses

General and administrative expenses were $27.4 million and $20.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $6.4 million. The increase was primarily attributable to a $3.4 million increase in facility and overhead costs, including the impact of the prospective refinement in the allocation of certain labor and overhead costs between cost of revenue and operating expenses implemented in the second quarter of 2026, a $1.8 million increase in stock-based compensation expense and a $1.4 million increase in legal and professional services, partially offset by a $0.2 million decrease in headcount, salaries and employee-related expenses.

We expect general and administrative expenses to vary based on the level and timing of investments required to support our business and strategic initiatives. We continue to focus on company-wide initiatives to manage operating costs, including reducing our reliance on outside consultants, managing facility costs, negotiating improved vendor pricing and pursuing enterprise-level efficiency improvements. At the same time, advisory, consulting, legal and accounting expenses may increase in connection with strategic initiatives, including the planned expansion of our RPS manufacturing capabilities.

Interest Expense

Interest expense was $1.1 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was due to the reduction of the outstanding balances in the Secured Notes and Convertible Secured Notes.

We expect our interest expense will continue to decrease as a result of our lower outstanding debt balances.

Gain (Loss) on Fair Value of Warrants

The gain (loss) on fair value of warrants was less than $0.1 million and ($1.0) million for the nine months ended September 30, 2026 and 2025, respectively. The change was related to the non-cash fair value change of the warrant liabilities driven by the relative change in our stock price.

Loss on Warrant Cancellation

Loss on warrant cancellation was $11.4 million for the nine months ended September 30, 2025 and related to the loss recognized in conjunction with the February 2025 Warrant Exchange transaction.

Other Income (Expense), Net

Other income (expense), net was income of $1.1 million and expense of less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $1.2 million. The increase was primarily driven by higher interest income during 2026 due to higher average cash balances.

Income Taxes

Less than $0.1 million of a provision for (benefit from) federal and state income taxes was recorded for both the nine months ended September 30, 2026 and 2025 due to projected losses, and we maintained a full valuation allowance on the deferred tax assets as of September 30, 2026 and December 31, 2025.

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

Liquidity and Capital Resources

As of September 30, 2026, we had approximately $75.7 million in cash and cash equivalents on hand and $8.7 million in accounts receivable, net. Our business requires significant cash to fund operating activities, including employee compensation, purchases of components and subassemblies, manufacturing operations, working capital requirements and general corporate expenses.

Our purchase commitments with suppliers are generally cancellable prior to shipment. As of September 30, 2026, we had approximately $38.3 million of non-cancellable purchase commitments for components and assemblies, which are expected to be fulfilled over the next twelve months. These purchase commitments support anticipated production requirements and are expected to be funded through our available liquidity. See Note 13, Commitments and Contingencies for additional information regarding our purchase commitments and Note 8, Leases for additional information regarding our lease obligations.

During the nine months ended September 30, 2026, we strengthened our liquidity position through the completion of a firm commitment underwritten registered direct offering, sales under our At-the-Market ("ATM") equity program, the conversion of our previously outstanding secured convertible notes into equity by the holders thereof and the repayment of certain debt obligations. We continue to incur operating losses and negative operating cash flows, and our business requires ongoing working capital to support manufacturing operations and customer deliveries.

Management evaluated the Company's liquidity in accordance with ASC 205-40 and considered, among other factors, current cash balances, historical and projected operating cash flows, recurring working capital requirements, non-cancellable purchase commitments, scheduled debt obligations and other contractual obligations and expected cash requirements during the assessment period. The resolution of the conditions and events that previously raised substantial doubt reflects the financing activities completed during 2026 and the reduction in the Company's outstanding debt described above, together with the following changes since June 30, 2026: a reduction in cash used in operating activities during the third quarter of 2026 compared with the first half of 2026, and management's updated forecast for the assessment period, which excludes uncommitted expansion capital expenditures, including those for Phase 1 of the Livermore production facility, that the Company has the present ability not to incur and expects to undertake as financing becomes available, together with the operating cash flows associated with that expansion. The forecast retains the Company's contractual obligations, including its lease commitments and scheduled debt payments. Based on this assessment, management concluded that the Company's existing liquidity and expected cash flows are sufficient to meet its obligations as they become due for twelve months following the issuance of the financial statements included in this Quarterly Report. Accordingly, management concluded that the conditions and events considered in the aggregate do not raise substantial doubt about the Company's ability to continue as a going concern. See Note 1, Description of Business and Basis of Presentation, Financial Condition, Liquidity and Capital Resources, in the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information.

We expect our capital expenditures to increase in 2026 compared to 2025 as we invest in printer capacity and related facilities for the RPS expansion project. Management's expectations for capital expenditures is in the range of $10 million to $20 million, reduced from its prior expectation of $40 million to $50 million, primarily reflecting the shift of a substantial portion of planned capital expenditures into 2027. This capital expenditure plan is subject to obtaining sufficient additional financing and may be adjusted based on our liquidity position and market conditions.

The Company may continue to evaluate opportunities to raise additional capital through equity or debt financings, strategic transactions or other financing alternatives to support its strategic initiatives and longer-term growth plans. The availability and terms of any future financing will depend on market conditions and other factors, and there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's current liquidity assessment, however, does not assume additional financing is required to fund operations or satisfy obligations during the assessment period.

On April 27, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), relating to the offer and sale in a firm commitment underwritten registered direct offering

(the “Offering”) of 3,571,428 shares (the “Shares”) of the Company’s common stock. The Shares were sold at a public offering price per share of $14.00. The gross proceeds from the Offering were approximately $50 million, before deducting underwriting discounts and commissions and other offering expenses of $3.4 million, the Company received net proceeds of approximately $46.6 million.

On May 15, 2026, Velo3D, Inc. (the “Company”) entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC ("Needham"), Cantor Fitzgerald & Co. ("Cantor") and Craig-Hallum Capital Group, LLC ("Craig-Hallum") (each, a “Sales Agent,” and collectively, the “Sales Agents”), acting as sales agents and/or principals. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time to or through any Sales Agent shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), having an aggregate offering price of up to $100,000,000 (the “Offering”). During the nine months ended September 30, 2026, the Company sold approximately 2.2 million shares under the ATM program for aggregate gross proceeds of approximately $59.4 million. After deducting commissions and other offering costs of approximately $2.0 million, the Company received net proceeds of approximately $57.4 million. See Note 16, At-the-Market Offering for further information.

Our future liquidity requirements will depend on a number of factors, including our ability to increase revenue, improve gross margins, manage working capital efficiently, control operating expenses and execute our strategic initiatives. We may also seek additional capital to fund longer-term growth initiatives, including expansion of our production capabilities. Actual cash requirements may differ from our current expectations due to changes in market conditions, customer demand, the timing of customer collections and vendor payments, macroeconomic conditions and other factors, and we will continue to monitor our liquidity position and capital requirements.

Debt Facilities

As of September 30, 2026, our outstanding debt consisted solely of the 2025 Equipment Loan, with an aggregate principal of approximately $7.4 million.

For more information, see Note 9, Debt, in the notes of the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

Cash Flow Summary

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(52,193)	$(19,590)	$(32,603)
Net cash used in investing activities	$(6,375)	$(2,112)	$(4,263)
Net cash provided by financing activities	$98,629	$32,323	$66,306

Operating Activities

Cash used in operating activities increased by $32.6 million to $52.2 million for the nine months ended September 30, 2026, compared to $19.6 million for the nine months ended September 30, 2025. The increase was primarily driven by greater working capital requirements in 2026, including a $14.3 million increase in contract assets, a $10.1 million use of cash related to accounts payable and a $7.2 million increase in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets was primarily driven by vendor prepayments, which increased as certain suppliers required advance payments or otherwise less favorable payment terms. Contract assets increased as we satisfied performance obligations before reaching the related contractual billing milestones. These increased working capital uses more than offset the improvement in our operating results, as our net loss decreased to $33.6 million from $49.5 million in the prior-year period.

Investing Activities

Cash used in investing activities increased by $4.3 million to $6.4 million for the nine months ended September 30, 2026, compared to $2.1 million for the nine months ended September 30, 2025. The increase was attributable to higher purchases of property and equipment during the 2026 period, including increases in production and laboratory equipment, leasehold improvements, and computer and software assets to support our production capacity and facility investments.

Financing Activities

Cash provided by financing activities increased by $66.3 million to $98.6 million for the nine months ended September 30, 2026, compared to $32.3 million for the nine months ended September 30, 2025. Cash provided by financing activities during the 2026 period was primarily driven by $57.4 million in net proceeds from sales under our ATM equity program and $46.6 million in net proceeds from our April 2026 registered direct offering. These cash inflows were partially offset by $3.0 million of principal repayments on our Secured Notes and $2.3 million of principal repayments on our equipment loans. Cash provided by financing activities during the 2025 period primarily consisted of $15.0 million of proceeds from secured convertible notes and $17.8 million of net proceeds from our August 2025 equity offering, partially offset by $0.5 million of repayments of secured notes.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

Our purchase commitments per our terms and conditions with our suppliers and vendors are cancellable in whole or in part prior to shipment. Non-cancellable purchase commitments (purchase orders) of $38.3 million for parts and assemblies are due upon receipt and will primarily be delivered over the next twelve months. If inventory is shipped, we will accrue a liability under accrued expenses. See Note 13, Commitments and Contingencies, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion. We have no other commitments and contingencies, except for the operating leases, which represent total undiscounted future minimum lease payments of $152.5 million as of September 30, 2026. See Note 8, Leases, in the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report for further discussion.

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

We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (a) the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $250 million measured on the last business day of that year’s second fiscal quarter or (b) our annual revenue equals or exceeds $100 million during the most recently completed fiscal year and the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $700 million measured on the last business day of that year’s second fiscal quarter.

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

During the nine months ended September 30, 2026 there were no significant updates to the Company’s critical accounting policies and estimates, except as described in Note 2, Summary of Significant Accounting Policies, included in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report.

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

Our management, with participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026. Based upon this evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As described in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. Additionally, as described under “Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting” below, during the quarter ended September 30, 2026, management completed remediation activities related to the material weakness previously identified with respect to stock-based compensation and the significant deficiency previously identified with respect to the depreciation of equipment subject to equipment lease, net and concluded that each was remediated as of September 30, 2026. The remaining material weaknesses described below had not been remediated as of September 30, 2026.

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

Remediation Measures for Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

We have continued to implement measures to remediate the material weaknesses existing as of December 31, 2025 and to strengthen our internal control over financial reporting. We have designed and implemented controls over the segregation of duties related to journal entries and account reconciliations and over the accounting and disclosures for debt and equity instruments. We have also hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities; provided ongoing training for our personnel on accounting, financial reporting and internal control over financial reporting; engaged third parties to assist in designing and implementing controls; and continued to formalize roles and review responsibilities to align with our team’s skills and experience.

With respect to the material weakness previously identified related to the accounting for stock-based compensation, as part of our remediation efforts, management determined that the underlying control deficiency related more broadly to the identification, evaluation and accounting for nonroutine transactions. In response, we designed and implemented a key control over nonroutine transactions that includes procedures for the identification and timely escalation of nonroutine transactions, evaluation of the applicable accounting guidance, determination of whether specialized expertise is required, and management review of the resulting accounting conclusions, calculations, journal entries and related financial statement disclosures. The control was designed to address nonroutine transactions, including complex stock-based compensation arrangements.

Following implementation of these controls and management’s evaluation of their design and operating effectiveness, management concluded that the material weakness previously identified related to stock-based compensation was remediated as of September 30, 2026.

During the quarter ended September 30, 2026, we also completed remediation activities related to a previously identified significant deficiency in the accounting for depreciation of equipment on lease. These activities included enhancing our fixed asset policies and implementing controls over the review of equipment on lease to determine when such assets are available and ready for their intended use and to ensure that depreciation commences timely and continues, as applicable, during periods in which such assets are temporarily idle or awaiting redeployment. Following implementation and testing of these controls, management concluded that the related deficiency was remediated as of September 30, 2026.

We continue to design, implement and evaluate controls to remediate the remaining material weaknesses, including controls over the accounting for inventory and related accounts, including the accuracy of inventory, purchases, manufacturing costs and write-offs and the financial statement presentation of inventory and related accounts; controls over the accounting for contract assets and liabilities, including the accuracy and financial statement presentation and disclosure of contract assets and liabilities; controls over financial statement preparation, presentation and disclosure commensurate with our financial reporting requirements, including the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements; and IT general controls, including controls over user access rights and privileges and program change management. The errors identified during the third quarter of 2026 relating to our excess and obsolete inventory reserve, as described in Note 2 to the unaudited condensed consolidated interim financial statements, relate to the material weakness in controls over the accounting for inventory and related accounts, which had not been remediated as of September 30, 2026.

Management believes progress has been made toward improving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Our ongoing remediation measures are subject to continued testing, senior management review and Audit Committee oversight. We will not be able to conclude that the remaining material weaknesses have been remediated until the applicable remediation efforts have been completed and the relevant controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting, which may require additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the remaining material weaknesses.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we implemented changes to our internal control over financial reporting as part of our ongoing remediation efforts, including the implementation of a key control over the identification, evaluation and accounting for nonroutine transactions, including complex stock-based compensation arrangements, enhancements to controls over the stock-based compensation process, and enhancements to our fixed asset depreciation policies and controls, including controls related to equipment on lease. These changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by such Quarterly Reports.

We have entered into a long-term lease for our new Livermore production facility and expect to invest significant capital to equip and operate it, and we may not realize the anticipated benefits of this expansion on the expected timeline or at all.

In July 2026, we opened Forge 1, which we expect to serve as our primary production and manufacturing center. We have entered into a long-term lease for the facility, and we expect that bringing Forge 1 to full operation will require significant future capital expenditures and ongoing operating and lease commitments, and will depend on our ability to equip, commission, qualify and ramp the facility and to install and validate a substantial number of additive manufacturing systems over time. The facility has commenced operations in phases and is not yet operating at scale. See Note 8, Leases to the unaudited condensed consolidated interim financial statements in this Quarterly Report for additional information.

To date, we have experienced supply chain constraints relating to long lead time electrical switchgear and related components, and uncertainty in the estimated timeline for the primary electrical service upgrade required from our utility provider. We are pursuing mitigations, including equipment leases and other temporary solutions, intended to avoid delays to the project. We may encounter further delays, cost overruns, supply chain or equipment constraints, permitting or infrastructure issues, difficulty hiring and retaining qualified personnel, or technical and qualification challenges, any of which could prevent us from achieving anticipated production capacity, output or cost efficiencies when expected or at all. Because a significant portion of the facility's costs, including our lease obligations, are fixed, if customer demand does not materialize as anticipated, or grows more slowly than expected, we may operate the facility below capacity and fail to achieve expected returns, which could adversely affect our business, financial condition and results of operations. Our public statements regarding anticipated capacity, system counts and timing are subject to these risks and may not be realized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Registration Rights Agreement, dated July 13, 2026, by and between Velo3D, Inc. and Arrayed Notes Acquisition Corp. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.2

Registration Rights Agreement, dated July 13, 2026, by and between Velo3D, Inc. and Thieneman Construction, Inc. (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2026).

10.3#

Officer Services Agreement, dated September 28, 2026, by and between Velo3D, Inc. and KongBasileConsulting LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2026).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VELO3D, INC.

Date: November 10, 2026	By:	/s/ Terence Wynn
	Name:	Terence Wynn
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)